Form 10KSB
period 1999-06-30
INTERNET CABLE CORP
filed 1999-09-28
CIK 1075202

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

           For the transition period from ........... to ...........

                        Commission file number 000-26011
                                               ---------

                           INTERNET CABLE CORPORATION
                 (Name of small business issuer in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   57-0854042
                      (I.R.S. Employer Identification No.)

Second Floor, 263 King Street, Charleston, South Carolina              29401
--------------------------------------------------                     -----
(Address of principal executive offices)                             (Zip Code)

                                 (843) 722-8007
                           Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  NONE

Name of each exchange on which registered:  NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  COMMON STOCK, $.001 PAR

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $24,016

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,703,861 shares at September 15, 1999

DOCUMENTS INCORPORATED BY REFERENCE

3.1 Articles of Incorporation, as amended 3.2 Bylaws 10.1 Sale and Purchase Agreement Cable Systems, TSI 10.2 Agreements with US Cable Costal-Texas, L.P.
10.3 Cable System Installation Agreement with Intermark Associates V, LLC 10.4 Agreement with Intermark Management, Inc. 10.5 Agreement with Shangri'La Vacation & Exchange

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                 ----    ----

PART I

Item 1. Description of Business.

OVERVIEW OF BUSINESS DEVELOPMENT SINCE INCEPTION-

Corporate history and prior business during the last five years-

         Internet Cable Corporation (the "Company") was incorporated in the State of Nevada on February 15, 1995, under the name of Firenze, Ltd. The Company's founders were B.A. Rothchild, E.J. Rothchild and Charles Ellington III, none of whom have been associated in any capacity with the Company since 1997. The Company changed its corporate name to Internet Cable Corp. on July 15, 1997 and then to Internet Cable Corporation on September 12, 1997. For a period of approximately two months in 1997, stock certificates for the Company were issued under the name of Internet Channel Corporation, based upon management's intent to change the Company's corporate name to Internet Channel Corporation and a premature notice of name change to the transfer agent, however such change of name was never filed with the State of Nevada. The Company was originally organized for the purpose of engaging in the cosmetics business. In October 1995, the Company changed its business focus to the telecommunications sector with the acquisition of licenses for cellular telephone software technology, which were subsequently rescinded. The Company refocused its business in March 1997 on high speed Internet access via cable television lines, commonly known as data-over-cable communication.

BUSINESS-

         The Company is a broadband solution provider to the Cable Industry, and other secondary markets. Broadband services include, but are not limited to high speed Internet access, telephony, smart home services and cable content, delivered via cable systems. The Company also resells its excess bandwidth to businesses in the Charleston and Columbia, South Carolina metropolitan areas for high speed data transmission. The Company has entered into a definitive agreement to purchase Cable Systems Technical Services, Inc, a Canadian Company, (ACable Systems@) which provides cable engineering, installation, certification and monitoring services. The Company has also entered into a Letter of Intent to acquire CAD Consultants, Inc. a New Jersey Corporation (ACAD@) which designs installs and maintains wireless links utilizing micro-wave, laser and other state of the art technologies. The Company's use of broadband technology offers a high-performance reliable and cost-effective bundle of data and telecommunications services to consumers and businesses.

         The Company intends to service the entire cable industry with a one stop shopping approach (Total Solutions). The Company intends to offer such services on a complete turn key basis or on a la carte fee for service basis. The Company differentiate itself because of its focus on the design, infrastructure and reliability of the cable system as apposed to the content. The Company believes that as customers become more dependant upon the cable system and response times associated with broadband services, the importance of reliability will become critical to a profitable operation.

         The Company upgrading to an 1,800 subscriber cable system owned by U.S. Cable in a sub-division known as Wild Dunes in South Carolina, where the Company currently offers internet access on a limited basis. The Company's Internet access is offered under the Company's Cablewave (TM) service, and will be available system-wide in the near future. The Company has also begun the installation of a two way broadband cable television system, which it will own and operate, in an apartment development in the Columbia area, which is part of a joint venture with Intermark Realty. The Company operates points of presence ("POP") in Charleston, Columbia, South Carolina and Cape May, New Jersey. The Company has executed a contract to evaluate and supervise the upgrade of cable infrastructure at 65 resort hotels in China, for which it also will provide Internet content and operate a reservation system, (the AChina Contract@). Such contract has been delayed due to the current political climate. There is no assurance that the Company will begin implementation of the China Contract.

         Residential subscribers in Wild Dunes access the Company's Cablewave(TM) service primarily through high-speed cable modems, which attach their personal computers via a standard Ethernet connection, while businesses can also connect through telecommunications networks. Although peak data transmission speed of a cable modem depends on the specific model and can approach 10-27 megabits per second downstream and 2-10 megabits per second upstream, the performance subscribers actually experience is often constrained by the capacity of their personal computers, the capacity of the server being accessed and the type of network architecture utilized. The Company uses a cable television return path which eliminates the need for a second telephone line that is required by most other data-over-cable services. The Company's dependence on the cable systems it services and its own cable system infrastructure exposes the Company to significant risk of system failure. The Company also utilizes certain key technologies from third parties to build and manage the broadband network. Upon completion of the current acquisitions the Company will perform all services directly, enabling the Company to build and operate more reliable systems.

         The Company designed its data-over-cable broadband network on the premise that sustainable, high-performance reliable bandwidth requires a new, scalable architecture to alleviate bottlenecks and to enable true end-to-end network management capabilities. The four key principles of the Company's network strategy are moving data closer to the user, end-to-end network management, "always-on" service and scalability.

         The Company's broadband network utilizes state of the art equipment including caching and replication technologies to move the information a subscriber requests close to the subscriber. Local caching reduces network traffic, enabling the Company's broadband network to overcome a fundamental weakness of the duplicative data transfers. For example, when a subscriber downloads a video clip from a Web site, the user must "pull" data across the Internet from that Web site to the user's Internet service provider and finally to the user's computer. If the user's neighbor requests the same video clip from the Web site, the neighbor must pull the same data across a similar path. In contrast, the Company's approach moves the video clip only once in a given geographic area and retains it in the Company's local cache near the user's home where it can be accessed by every subscriber within that area without retransmission over the Internet. This more cost-effective approach simultaneously improves the end user's performance and reduces traffic volume across the Internet.

         The Company achieves end-to-end network management and reliability through a proactive network quality service and performance management system. The Company's broadband network provides visibility from its servers across the Internet and all the way to the subscriber's home. Certification and maintenance techniques enable the Company to improve reliability of the systems.

         This broadband network is "always on", unlike switched technologies, such as a standard dial-up telephone connection. The user is always connected to the Internet as long as his or her computer and cable modem are on. This eliminates the need for a time-consuming connection process, as with a dial-up service, and changes the way the customer uses the Internet.

         The Company's service is designed to be scalable to handle increasing numbers of subscribers without degradation. Although users in the same service area share high-bandwidth access (much like corporate LANs), which may limit the effective bandwidth that is available to a given subscriber at a given time, this shared connection is particularly efficient and well suited to the sporadic nature of Internet traffic, where browsing tends to consume bandwidth in discrete bursts intermixed with periods of inactivity. As subscriber penetration increases, the cable operator has multiple cost-effective alternatives to increase capacity, including allocating additional 6 MHz channels for the service or reducing the number of subscribers sharing a given bandwidth by adding nodes, with each node serving a smaller number of subscribers over the same infrastructure.

         The Company and Intermark Associates V, LLC (AIntermark@) have entered into a cable television system/internet installation agreement. Pursuant to the agreement, the Company will install, own and operate a cable television plant, provide a POP, as well as, other broadband services at the Keswick Apartments, a 180 unit, upscale apartment project located in suburban Columbia, South Carolina. The project is currently scheduled for completion in December 1999. Under the agreement, the Company is permitted to charge cable television fees competitive with Time Warner, in addition to Internet access fees and fees for additional services provided such as telephony, and is obligated to pay Intermark ten percent of gross revenues. The agreement has a 15 year term, but may be terminated by Intermark for the Company's failure to provide service and may be terminated by the Company in certain events. In the event of termination by Intermark, Intermark is required to pay the Company the fair market value of the system.

         Intermark's parent company, Intermark Management, Inc., is a developer and owner of apartment communities. The Company has purchased a right of first refusal to own the cable system and provide cable television and high speed Internet access services to Intermark Management's existing and future properties. At the date of this report, Intermark Management operates 43 apartment projects containing an aggregate of 4,575 units. Intermark Management's properties are located predominantly in North Carolina, South Carolina and Georgia.

         The Company believes significant opportunities exist in installing or upgrading, owning and operating the coaxial cable infrastructure in residential, apartment, condominium and resort developments. These opportunities include, but are not limited to, the small to mid-size cable operators, who lack the capital and expertise to upgrade their systems and new development. Currently there are approximately 5200 cable companies which fit the Company's target market. While the Company may not own the infrastructure in every such arrangement, its intent will be to provide cable television programming, high speed Internet access and other broadband services to residents and guests of such projects. The Company plans to seek additional opportunities in such projects.

         The Company believes that many such operators have an interest in providing additional broadband services to their subscribers in order to increase their revenue potential. The Company's Cablewave(TM) service enables cable television system operators to generate additional revenues from their coaxial cable infrastructure by offering Internet access along with cable television programming. The Company plans to offer telephony, smart home services and other broadband services on upgraded systems.

         The Company intends to implement cable system upgrades and improvements for the larger cable operators at the cable television system operator's expense. The contemplated acquisitions of Cable Systems and CAD, the Company intends to provide services to this market. For small to mid-size cable operators such expense may be paid by the cable operator or the Company depending on the transaction. The Company can provide the design, installation, certification, monitoring, maintenance, "head-end plant" for bandwidth and packet administration as a complete package or on an a la carte basis. The Company intends to become the Internet service provider and broadband administrator for the cable television subscribers who elect to use their cable television company for high speed access to the Internet and other broadband services. The Company's monthly subscriber fee for Internet access alone is typically $45, which is billed and collected by the cable television operator and/or the Company, and shared between the Company and the operator on a negotiated basis. The Company sells the cable modems, purchased from a variety of manufacturers, to the cable system operator for lease or resale to its subscribers. The Company plans to offer a home page portal, browser and Internet content in a co-branded joint venture with browser and content providers, at some point in the future.

         The Company intends to focus on small to mid-size cable television systems which represent approximately fifty eight percent of all cable television subscribers in the United States. The Company, through its pending acquisitions of Cable Systems and CAD, will also enable the company to provide services to larger cable operators, such as certification, monitoring, maintenance and installation.

         The Company and US Cable of Coastal-Texas, L.P. doing business as US Cable Coastal Properties Inc. ("US Cable") have entered into a revenue sharing agreement for the Company's Internet access service at US Cable's system serving the Wild Dunes residential community in the Charleston, South Carolina area. Wild Dunes is composed of 1,800 residences. This golf course community caters to high income families. US Cable currently has 1,500 subscribers to cable television in that community. Upgrading and improving the cable infrastructure for high-speed Internet access at Wild Dunes has recently been completed. At the date of this annual report, the Company has approximately 96 computers using cable modem service in the Wild Dunes community before beginning any formal marketing program. The Company plans to begin marketing its Cablewave(TM) service to Wild Dunes' homeowners in the near future. The Company expects the number of subscribers to its Cablewave(TM) service to increase substantially in response to a marketing campaign, which will utilize both billing inserts and commercial spots on cable system programing.

         At the date of this annual report, the Company is substantially dependent upon US Cable for fulfillment of its growth strategy in residential bi-directional high-speed bandwidth service. The Company believes US Cable is satisfied with its services at the date of this annual report and it will have an opportunity to service additional US Cable systems, should it choose to do so in the future. The Company intends to approach additional cable television system operators on a direct basis to explore their interest in offering high bandwidth services to their subscribers.

         The Company's POPs in Charleston and Columbia, South Carolina have excess bandwidth which the Company resells to businesses for high speed data transmission. The Company has entered into a marketing agreement with Carolina Communications Networks, Inc. ("CCN") under which CCN acts as the Company's independent marketing agent for excess bandwidth. CCN has been in the business as a reseller of local and long distance telephone service since 1996 and employs nineteen sales representative. At the date of this annual report, the Company has ninety-six users representing ten customer accounts for its excess bandwidth in Charleston. The Company completed installation of its POP in Columbia in late March 1999.

         The Company previously announced an agreement with Shangri-La Vacation & Exchange under which the Company is to provide high speed Internet access by cable modem to up to sixty-five hotels and resorts throughout China. Shangri-La is a joint venture between Yunnan Tobacco, a state owned tobacco monopoly and owner of the hotels and resorts, and Silverhawk Development Co. of Hawaii. Shangri-La's purpose is to increase occupancy of the hotels and resorts, in part through a time share sales program. The Company will evaluate the cable infrastructure presently installed in the facilities, supervise upgrading and improving the infrastructure, provide Internet content and provide and operate the reservation system via the Internet. The Company may also be involved in providing cable television programming. The Company expects to begin the evaluation process at a cross section of the hotels when the political climate allows. A time schedule for upgrading and improving the cable infrastructures to accommodate cable modem access is to be established by the parties at the completion of the evaluation process. At this time the project has been put on hold due to political concerns in China. There can be no assurance that this project will continue.

SALES AND MARKETING-

         The Company plans to provide a sales and marketing program to the operators of the cable systems for which the Company provides high speed broadband access. The cable system operator will work jointly with the Company to distribute the sales and promotional materials to the subscribers on cable television systems. Distribution to the subscribers is expected to be primarily through billing inserts and by commercial spots in the cable television programming. The cable system operator may have the financial responsibility for distribution of the sales and promotional materials, or such financing shall be paid for by the Company as negotiated in particular transactions. The Company expects to incorporate marketing of the Company Cablewave(TM) and other broadband services into their marketing programs directed to homes passed by their coaxial cables which are not subscribers to cable television services. The Company's marketing to the non-subscribing households within an area served by the cable system is expected to be distributed primarily by direct mail and advertising in local newspapers and broadcast media, including both radio and television. The Company plans to monitor the distribution of these materials to assure achievement of the Company's sales objectives.

         The Company plans to conduct its own marketing program directed to the potential subscribers to the cable television systems which the Company owns and operates. This marketing program will be designed to cover both cable television services and the Company's Cablewave(TM) and broadband services. The Company expects the initial marketing effort to be conducted by direct mail and paid advertising local print and broadcast media.

INTELLECTUAL PROPERTY-

         The Company claims a common law service mark in Cablewave(TM). The Company is aware of another company using Cablewave(TM) as a service mark but believes its services are so distinctly different from the Company's services that there is no opportunity for confusion between the Company's services and the services of that company.

         The Company's pending acquisitions are expected to enhance the Company's intellectual property. The Company expects to pursue various patents once such acquisitions are complete. However, such acquisitions require the completion of additional financing for the Company as well as satisfaction of other conditions. There can be no assurance that such financing will be completed or that the acquisitions will be consummated.

COMPETITION-

         The Company's core business does not compete with HSA Net, @Home or RoadRunner, as such competitors are focused on the large cable operators, although the Company intends to offer services to said cable operators. Although the Company expects increased competition in its target market, the Company is positioned to become first to market for the small to mid size cable companies. The Company also competes with all providers of Internet access and other broadband service providers to residential and business customers, excluding other providers of Internet access by cable modem, and intends to compete for telephony and other broadband services. The competing ISPs use exclusively dial-up modem technology, which uses conventional telephone lines for communications, except for the limited number of commercial and business users who either have installed or have purchased access to a T-1 telephone line or an ISDN line. New services such as DSL continue to be developed and offer higher speeds. Dial-up modems, including DSL are still significantly slower than cable modems, however, the Company expects such services to continue to compete with the Company for various broadband services. The cable modem is capable of speeds of up to thirty-seven megabits per second. Furthermore, a cable modem is always on and there is no additional hourly or incremental charge for the continuous connection, a dial-up modem must be connected for each session on the Internet, unless the user stays continuously connected, thereby possibly incurring a greater charge for the service. Connection by dial-up modem is subject to time outs, which may occur in the middle of a session and which require the connection to be reestablished. Consolidation of small to mid-sized cable system operators under a single ownership with a vested interest in a competing provider of cable modem Internet access services could result in foreclosing the Company from an opportunity to provide its Cablewave(TM) services to such cable system operators.

         Although @Home, Road Runner and HSA Net provide cable modem access to the Internet, the Company does not compete with those companies at the present time, and does not expect to compete with this market in the future. There is no assurance that @Home, Road Runner and HSA Net will not compete with the Company in the future. If they were to do so, they have significantly greater experience, name recognition and financial resources than the Company.

         It should be noted that there is a limit to the amount of broadband width a coaxial cable can efficiently carry. The larger cable systems often have a number of subscribers on a single cable node which exceeds the capacity of the cable to efficiently carry the broadband width at advertised speeds and reliability. This situation has contributed to temporary and periodic loss of speed to cable modem subscribers on those systems, at least once producing a complete shut down of Internet access for subscribers on the system. The Company believes a smaller number of subscribers on each node of the cable systems in its target market, certification and ongoing monitoring will inherently prevent significant slow downs in access speed for the Company's customers, and increase reliability.

         Deregulation of telephone companies could enhance their ability to compete against the Company's service. The Federal Communications Commission is also considering whether to provide the Bell operating companies and other incumbent local exchange carriers with significant relief from existing access, resale, unbundling, pricing, and cost recovery rules and policies, without regard to local access and transport boundaries, in order to encourage the deployment and operations by these carriers of high-capacity, packet-switched networks and other advanced telecommunications facilities and related services, including Internet access services. Deregulation of telephone company advanced services could enhance the ability of these companies to compete against the Company's delivery of its services by the Company's cable partners.

ADOPTION OF CABLE MODEM TECHNICAL STANDARDS-

         The North American cable industry has adopted DOCSIS to support the delivery of data-over-cable services utilizing interoperable cable modems. DOCSIS is an acronym for "data-over-cable systems interface specifications". The Company believes this new standard and the distribution of DOCSIS-compliant modems through computer retailers will facilitate the growth of the cable modem industry.

PERSONNEL-

         At the date of this annual report, the Company employs 7 persons, including two executive officers, 2 executive assistants, 1 engineer, 1 computer technician and 1 office manager. The Company expects to realize a substantial increase to its employment base upon completion of the pending acquisitions of Cable Systems and CAD. The Company has been contracting with outside personal for most of the services required to upgrade and improve the cable infrastructure at Wild Dunes. The Company plans to use its own employees and additional contractors to install the cable infrastructure at the Keswick Apartment project and to make the assessments and upgrades of additional cable facitilies. The Company currently employs an interim chief financial officer and plans to employ a full time chief financial officer, and additional corporate management and additional support personnel in the future as its financial condition permits.

ITEM 2.  DESCRIPTION OF PROPERTY.


         The Company leases 2,000 square feet of general office space in downtown Charleston, South Carolina, which serves as its principal executive offices, operations center and head-end plant for the Charleston, South Carolina area which provides bandwidth administration and the interface between the cable system and the Internet. The Company's lease has 3 years remaining at a monthly rental of $2,000. The Company believes this facility is adequate for the Company's current needs. The current pending acquisitions of Cable Systems and CAD will add several additional offices to the Company, both in the United States and Canada. Significant expansion of the Company's business may require acquisition of additional rental space to accommodate added personnel. There is no assurance that financing will be available to the Company or that the pending acquisitions will be completed.

ITEM 3. LEGAL PROCEEDINGS

         Currently, the Company is not a party to any Legal Proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the Fiscal 1998.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is trades under the trading symbol of AICBL@ on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The following table sets forth, for the period indicated, high and low bid quotations for the Company's common stock. These over-the-counter bid quotations do not reflect retail mark-up, mark-down and or commission and may not necessarily represent actual transactions.

Quarter ended                             High Bid                  Low Bid
--------------------------------------------------------------------------------
March 31, 1998                              $4.50                   $3.00
June 30, 1998                               $5.75                   $3.125
September 30, 1998                          $4.25                   $1.25
December 31, 1998                           $5.625                  $1.031
March 31, 1999                              $20.25                  $5.562
June 30, 1999                                     $12.125                 $6.25

         The closing high and low bid quotations for the Company's common stock on September 15, 1999 were $7.375 and $7.00, respectively.

         Number of stockholders. At June 30, 1999, the Company had 107 stockholders of record and an estimated 680 beneficial stockholders with shares registered in street name, as determined from the records of Depository Trust Company. At September 26, 1999, the number of stockholders of record was 103 and the estimated number of stockholders with shares held in street name was 730.

         Dividends. Dividends on the common stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, as and if declared by the board of directors. The Company has not declared or paid any dividends on the common stock since inception and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of its board of directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors which the board of directors deems relevant.

         Transfer Agent. The Company's transfer agent and stock registrar is Interstate Transfer Company, 874 East 5900 South, Salt Lake City, UT 84107, telephone (801) 281-9746.

         Recent sale of unregistered securities. During the fiscal year ended June 30, 1999, the Company sold 419,437 shares of its common stock with aggregate approximate gross proceeds of $847,000 to a total of 17 investors in reliance upon Rule 504 under the Securities Act of 1933, as amended, for an exemption from the registration requirements of said act. The proceeds from the sale of the common stock were used for general working capital purposes.
The common stock was sold directly by the Company without an underwriter.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         GENERAL When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases Awill likely result@ and A the company expects,@ Awill continue,@ Ais anticipated,@ Aestimated,@ Aproject,@ or Aoutlook@ or similar expression are intended to identify Aforward-looking statements.@ The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The Company is a provider of broadband Internet and other services over the cable television infrastructure to consumers. The Company's "Cablewave" service allows residential subscribers to connect their personal computers via cable modems to a high-speed Internet backbone network developed and managed by the Company. This enables subscribers to receive Cablewave over approximately one hundred times faster that a typical dial-up connection and an "always on" connection through the Company's broadband Internet portal. The Company also sells excess bandwidth to businesses in the Charleston and Columbia, South Carolina metropolitan areas. This excess bandwidth provides high-speed data transmission, telephony, smart home and other services at competitive rates.

RESULTS OF OPERATIONS FISCAL YEARS ENDED JUNE 30, 1999 ("Fiscal 1999") AND 1998 ("Fiscal 1998")

         SALES. Sales for the 1999 fiscal year were $24,016 as compared to sales for Fiscal 1998 of $50,410. The decrease in sales in Fiscal 1999 was a result of the Company's focus on completing strategic acquisitions, raising capital and completing the upgrade to the US Cable property at Wild Dunes. (Additional revenue was generated through the sale of excess bandwidth to businesses located in the Charleston, South Carolina region.)

         COST OF SALES. Cost of sales for the Fiscal 1999 were $54,073 as compared to $52,897 for Fiscal 1998. Although the Company experienced a decrease in sales, cost of sales increased slightly due to the write of worthless inventory on June 30, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for Fiscal 1999 of $1,386,125 decreased by approximately $245,852 compared to the 1998 fiscal year $1,631,977. The decrease was a result of the reduced stock based compensation issued during 1999.

         INTEREST EXPENSE. Interest expense for the Fiscal 1999 was $16,250 compared to $15,925 for Fiscal 1998.

         PENALTY EXPENSE. Penalty for Fiscal 1999 was $0 compared to $68,245 for the Fiscal 1998. The decrease was due to an over accrual of penalty expense in Fiscal 1998, which was adjusted for in Fiscal 1999.

         NET DEVELOPMENT STAGE LOSS. The net development stage loss for the Fiscal 1999 was $1,657,462 compared to the development stage loss of $1,718,633 for the Fiscal 1998 fiscal year, a decrease $61,171, or approximately four percent. The Company expects a substantial decrease in development stage loss going forward as the Company completes its acquisitions and becomes a marketing and service company.

         LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, the Company has financed its operations primarily through a combination of private sales of equity securities and non-interest bearing loans from the Company's executive officers and interest bearing loans from private investors. At June 30, 1999, the Company's cash and cash equivalents were $51,448 as compared to $1,330 at June 30, 1998. The increase was primarily a result of the additional financing received by the Company.

The Company incurred development stage losses of $3,792,149 since inception through June 30, 1999. Current liabilities exceed current assets by $159,011. The Company is currently operating at a cost of approximately $500,000 annually. The Company completed a Rule 504 Offering in December of 1998 of approximately $847,000 in gross proceeds through the sales of the Company's common stock at $2.00 per share. In May 1999 the Company began raising capital under a private placement in the form of a bridge loan, whereby the Company engaged an outside agent to sell up to $500,000 of 10% promissory notes. These notes are two-year notes, pre-payable out of any public or private financing resulting in gross proceeds of $5,000,000, or if the Company merges with another company with at least $5,000,000 in cash. Investors in the promissory notes will also receive an aggregate of 250,000 warrants, entitling the holder to purchase an aggregate of 250,000 shares of common stock for a period of five years. As of June 30, 1999 the Company had raised a total of $200,000 in gross proceeds of such bridge loan. On May 21, 1999, the Company increased the maximum amount to the bridge loan to $700,000 and increased the aggregate number of warrants to 350,000 warrants, entitling the holder to purchase an aggregate of 350,000 shares of common stock for a period of five years. The Company expects to repay the bridge loan from a private offering currently being offered pursuant to private placement in which the Company seeks to raise a minimum of $6,000,000 to a maximum of $10,000,000. Investors in the private placement shall receive stock at a 10% discount to the market price at the time of the investment, subject to a floor price of $4.50 and a ceiling of $7.00. There can be no assurance that the Company will complete such financing on the said terms.

         The Company's capital requirements primarily relate to acquisitions of Cable Systems and CAD, working capital and investments in the network computer and cable equipment. In addition, the Company is seeking capital to help facilitate strategic alliances. For acquisition purposes and for supplemental strategies, the Company foresees its cash requirements for operations for the next 12 months to be approximately $6,000,000 to $10,000,000. The Company expects to satisfy this need through proceeds of a private placement described above, and additional placements, if necessary within the next 6 months. The Company plans to finance its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing. The Company is meeting with various sources of capital to satisfy its equity requirements for its plans for its growth strategy. However, there is no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, if at all. The Company believes if is it able to obtain at least $6,000,000 in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

         YEAR 2000 Year 2000 computer issues create certain risks for the Company, although the Company believes that such risks are less significant than those faced by many companies due to the fact the Company commenced operations in 1997. If the Company's internal and network information systems do correctly recognize and process date information beyond the year 1999, there should be no adverse impact on the Company's operations, except as the Company may experience as a result of failure of other servers connected to the internet which are beyond the Company's control. The Company initiated a comprehensive program (the "Program") to address Year 2000 readiness in its systems and with its customers' and suppliers' systems. The Program was been designed to gather information regarding the Year 2000 compliance of products and services that are required by the Company to deploy its residential and commercial Internet services. Under the Program, assessment and remediation proceeded in tandem and has been completed by the Company as of June 30, 1999. These activities are intended to encompass all major categories of systems in use by the Company. The costs incurred to date related to the Program have not been material. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change. The Company also is communicating with its significant suppliers to determine the extent to which the Company is vulnerable to such suppliers' failure to remedy their own Year 2000 issue. The Company has already received assurances of Year 2000 compliance from a number of those suppliers. Most of the suppliers have no contractual obligations under existing contracts with the Company to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in the Company's existing system and in the systems of its suppliers could have material adverse consequences. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.

ITEM 7. FINANCIAL STATEMENTS. The financial statements appear in a seperate section of this report following item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Durland & Company, CPAs, of Palm Beach, Florida ("Durland") audited the Company's financial statements at and for the fiscal years ended June 30, 1997 and 1998. Durland was not engaged to perform and did not commence an audit of the Company's financial statements at and for the fiscal year ended June 30, 1999.

         Durland's audit report covering the Company's financial statements for the 1997 and 1998 fiscal years contained the following statement: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced development stage losses, and has a negative working capital and net worth, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the Company's 1997 and 1998 fiscal years audited by Durland and during the period subsequent to the last such fiscal year up to and including the date the Company engaged another independent auditor for the 1999 fiscal year, there were no disagreements between the Company and Durland on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. No audit procedures had been undertaken by Durland for the fiscal year ended June 30, 1999.

         At no time during the audit of Company's 1997 and 1998 fiscal years or subsequent thereto, did Durland advise the Company that (A) the Company's internal controls necessary for the Company to develop reliable financial statements did not exist, (B) information had come to Durland's attention that had led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management, (C) the scope of the audit would need to be significantly expanded, or information had come to Durland's attention during that time period that if further investigated might (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that might prevent Durland from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements or (D) (1) information had come to Durland's attention that it had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report and (2) the issue (of which there were none) had not been resolved to Durland's satisfaction prior to its termination.

         The Company has engaged Friedman Alpren & Green, LLP certified independent accountants of New York, New York on July 8, 1999 to audit its financial statements at and for the year ended June 30, 1999. Neither the Company nor anyone on its behalf at any time consulted the newly engaged accountant regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement (there being none) or a reportable event (there being none). The change in the Company's independent auditor was approved by the Company's board of directors committee of the board of directors or by the board of directors.

         The Company has provided Durland with a copy of the disclosure in this
Item 8 prior to filing hereof with the Commission, accompanied by a request that Durland furnish the Company with a letter addressed to the Commission stating whether it agrees with the foregoing statements made by the Company. The Company has filed Durland's letter as an exhibit to this annual report.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

Name              Age   All positions with Company              Director since
--------------------------------------------------------------------------------
J. Robert Jones   45    Director, Secretary and Chief               1998
                        Technical Officer
Timothy R. Karnes 41    Director and President                     1997
Lisa B. Safford   38    Director and Treasurer                     1997
David A. Appell,  36    Interim Chief Financial Officer
Esq
         Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. The directors were most recently elected at the annual meeting of stockholders held on January 22, 1999.

         J. Robert Jones is a director and the Company's Secretary and Chief Technical Officer. Mr. Jones brings sales and marketing, company startup, Zenith certification, and technical and cable-modem experience to the Company. As Vice President of Marketing/Technology at King Communications, Mr. Jones pioneered the first generation of cable modems to King, North Carolina. Mr. Jones has eighteen years experience in negotiating multi-million dollar sales contracts for numerous companies such as Pan American Continental and Transworld Airlines Mr. Jones has founded two successful companies, one of which, Micro Tech, implemented Internet service for many of the Caribbean Islands. Mr. Jones attended Central Piedmont College in Charlotte, North Carolina and the College of Marin County in Marin County, California.

         Timothy R. Karnes is the chairman of the board and the Company's president. In 1994, Mr. Karnes co-founded Sims Internet, a pioneer in the Internet service provider industry, which was acquired by Internet Channel, Inc. Mr. Karnes served as Vice President of Internet Channel, Inc. where his duties included developing the business direction, raising capital, and working with securities council and auditors. Mr. Karnes became President of the Company in February 1997 and left Internet Channel, Inc. in March 1997. Mr. Karnes is certified by Zenith Electronics Corporation in cable modem technologies. Prior to 1994 Mr. Karnes founded and was president of Palmetto Research Opportunities, Inc., an employment research firm. Mr. Karnes was the founder and publisher of Auction Guide Magazine in 1988 which was distributed on news stands in regional sections of the United States by Capitol Distributors. In 1991, Mr. Karnes founded a nonprofit organization, Operation Desert News, Inc., to coordinate seventy-two national magazine publishers supplying over 200,000 donated magazines (editorial content pre-approved by the Pentagon and Joint Command) to the U.S. troops serving in Saudi Arabia. R.J. Reynolds Tobacco Company funded the project. Mr. Karnes attended Ecole de Monte Rosa in Lausanne, Switzerland, the College of Charleston and Wake Forest University.

         Lisa B. Safford is a director and the Company's Treasurer. Mrs. Safford is a Vice President of Landmark Enterprises, Inc., a family owned commercial and industrial real estate development company engaged in sales, leasing property management and development of commercial and industrial real estate. Mrs. Safford has over fifteen years experience in the accounting and finance industry and now manages over 500,000 square feet of industrial, distribution and office space. Since joining Landmark Enterprises, Inc. in 1994, Mrs. Safford has consistently sold and leased over $1 million worth of property a year. Currently Mrs. Safford is involved in site acquisition, selecting the architectural design, arranging favorable financing and leasing of a shopping center in Mt. Pleasant, South Carolina and several industrial projects in the North Charleston area. Mrs. Safford earned a Bachelor of Science degree in accounting and business administration (1993) from the College of Charleston.

         David A. Appell, Esq. is the Company's interim Chief Financial Officer. Mr Appell is also employed as Managing Director of The Regency Group Inc, an investment banking firm located on Wall Street in New York, which also serves as investment banker for the Company. Since 1990, he has been engaged in the private practice of law. Mr Appell also serves as a director of Allied Capital Services, L.L.C., a consulting firm which provides financing and real estate development services. Mr Appell received a Judicial Doctorate degree from Cardozo Law School and holds a BBA in Accounting from Pace University. He is a Member of the New York State Bar and New Jersey State Bar. He is a registered options principal, general securities representative, uniform securities agent and general securities principal.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's registration under Section 12(g) of the Securities Exchange Act of 1934, as amended, became effective on July 8, 1999. Prior to that date, directors, officers and holders of more than ten percent of the Company's common stock were not subject to the beneficial ownership reporting requirements of Section 16(a) of said act. The following table sets for the name of each director, officer and holder of more than ten percent of the Company's common stock and for each such person, the number of late reports, the number of transactions that were not reported on a timely basis (none), and any known failure to file a required Form 3, 4 (none) or 5 which were required to be filed after the effective date of the Company's annual report.

                           Form 3                  Form 5
J. Robert Jones              1                      1
Timothy R. Karnes            1                      1
Lisa B. Safford              1                      1
Mark E. Gould                1                      1

ITEM 10. EXECUTIVE COMPENSATION.

                  The following table sets forth the cash compensation paid to the Company's chief executive officer during each of the three fiscal years ended June 30, 1999.

Name                 Fiscal Year      Position(s)                Salary
-------------------------------------------------------------------------------
Timothy R. Karnes        1997         President                  $70,000
                         1998         President                  $70,000
                         1999         President                  $70,000
J. Robert Jones          1997         Chief Technical Officer    $80,000
                         1998         Chief Technical Officer    $80,000
                         1999         Chief Technical Officer    $80,000

Amounts shown in the table above represent accrued amounts. The Company did not pay approximately $20,000 per year of these amount but is obligated to pay the unpaid balance when the Company's financial condition permits. In addition to cash compensation for 1999, the Company issued to Mr. Karnes on January 22, 1999 common stock purchase warrants exercisable to purchase 250,000 shares of common stock at a price of $2.50 per share. The warrants are exercisable for a period of five years from the date of issuance.

         The following table sets forth certain information about common stock purchase warrants issued to directors and executive officers during the 1999 fiscal year. Prior to the 1999 fiscal year, the Company granted 300,000 common stock purchase warrants to J. Robert Jones. No other warrants or options were issued to management prior to 1999.

                                       As % of
                      Number of     total granted to  Exercise
Name                   Shares       all employees      price        Expire
----                   ------       -------------      -----        ------


J. Robert Jones       150,000            33%           $2.50         1/22/04
Timothy R. Karnes     250,000            56%           $2.50         1/22/04
Lisa B. Safford        25,000             6%           $2.50         1/22/04

         Michael Jones, a former director of the Company was issued common stock purchase warrants to purchase 25,000 shares of common stock for his services as and during the time he was a director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The number of shares of the Company's common stock owned by the Company's directors and officers and by each person who owns legally and beneficially more than five percent of the Company's issued and outstanding common stock at June 30, 1999, the address of each such person and the percentage of the common stock represented by such shares is set forth in the following table. Unless otherwise indicated all ownership is both legal and beneficial.


Name                                Number of Shares           Percentage
J. Robert Jones (1)(2)                 1,050,000                   12%
Timothy R. Karnes (1)(3)               2,335,842                   27%
Lisa B. Safford (1)(4)                    50,000                  0.6%
All directors and officers             3,436,217                   39%
         as a group  (3 persons)

(1) Messrs. Jones and Karnes and Ms. Safford's address is the address of the Company.
(2) Number of shares and percentage include 450,000 shares which Mr. Jones may acquire at any time by exercise of common stock purchase warrants.
(3 ) Number of shares and percentage include 250,000 shares which Mr. Karnes may acquire at any time by exercise of common stock purchase warrants, such amount also includes 54,742 shares which were issued to third parties as and for settlement of certain claims relating to the predessor of the Company.
(4 ) Number of shares and percentage include 25,000 shares which Mr. Safford may acquire at any time by exercise of common stock purchase warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A note payable to an officer/stockholder of the Company, for $25,000, is payable on demand and bears interest at 7% a year. The individual also advanced $4,559 to the Company, which bears no interest.

         A note paybale to a stockholder for $30,000 bears interest at 7% a year and is due in July 2000.

         During the year ended June 30, 1998, the Company received advances of $94,000 from a former director and stockholder, bearing interest at 7% a year, which was repaid during the year ended June 30, 1999.

         The Company entered into a transaction with Carolina Communication in which Michael Jones is an Officer. Although Mr Jones was formerly director of the Company the transaction was done on an arms length basis.

ITEM 13. EXHIBITS LISTS AND REPORTS ON FORM 8-K AND FORM 10G.

1.  Exhibits

          3.1 Articles of Incorporation, as amended*
          3.2 Bylaws*
          10.1 Sale and Purchase Agreement Cable Systems, TSI
          10.2 Agreements with US Cable Costal-Texas, L.P.*
          10.3 Cable System Installation Agreement with Intermark Associates V, LLC**
          10.4 Agreement with Intermark Management, Inc.**
          10.5 Agreement with Shangri'La Vacation & Exchange**
          16.1 Letter re: change in certifying accountant
          27. Financial data schedule

* Incorporated by reference to the Company's Form 10G, filed with the commission on June 8, 1999. ** Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Cable Corporation
By: /s/ TIMOTHY R. KARNES                       Date signed:  September __, 1999
    ---------------------
    Timothy R. Karnes
    President and Chief Executive Officer

Signature                  Capacity in which signed:         Date signed:
---------                  -------------------------         ------------

/s/ J. ROBERT JONES        Director                          September __, 1999
-------------------
J. Robert Jones

/s/ TIMOTHY R. KARNES      Director                          September __, 1999
---------------------
Timothy R. Karnes

/s/ LISA B. SAFFORD        Director, Chief Accounting        September __, 1999
-------------------        Officer and Principal Financial
Lisa B. Safford



                          INDEX T0 FINANCIAL STATEMENTS






Independent Auditors' Report                                                1-2

Financial Statements

   Balance Sheet as of june 30, 1999 and 1998                               3

   Statement of Operations
     Years Ended June 30, 1999 and 1998, and Cumulative,
       February 15, 1995 (Date of Inception) to June 30, 1999               4

   Statement of Cash Flows
     Years Ended June 30, 1999 and 1998, and the Cumulative Period
       February 15, 1995 (Date of Inception) to June 30, 1999               5

   Statement of Changes in Stockholders' Deficiency
     Years Ended June 30, 1999 and 1998, and the Cumulative Period
       February 15, 1995 (Date of Inception) to June 30, 1999               6

   Notes to Financial Statements                                            7-16

FRIEDMAN
ALPREN &                                                 1700 BROADWAY
GREEN LLP                                                NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS             212-582-1600
                                                         FAX 212-265-4761
                                                         www.nyccpas.com






                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   INTERNET CABLE CORPORATION


           We have audited the accompanying balance sheet of INTERNET CABLE CORPORATION (a development stage company) as of June 30, 1999, and the related statements of operations, cash flows and changes in stockholders' deficiency for the year then ended and for the period February 15, 1995 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of INTERNET CABLE CORPORATION for the period February 15, 1995 (date of inception) to June 30, 1998. The financial statement amounts of the statements of operations, cash flows and changes in stockholders' deficiency for such prior periods are encompassed in the cumulative financial statements for the period February 15, 1995 (date of inception) to June 30, 1999. The financial statements for all periods prior to July 1, 1998 were audited by other auditors whose reports express unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to June 30, 1998, included in the cumulative totals for the statements of operations, cash flows and changes in stockholders' deficiency, is based solely on the reports of the other auditors.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

                                  (Continued)

           In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of INTERNET CABLE CORPORATION as of June 30, 1999, and the results of its operations and its cash flows for the year then ended and for the period February 15, 1995 (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring development stage losses and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.








July 23, 1999

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JUNE 30, 1999 AND 1998


                                     ASSETS
                                     ------

                                                             1999        1998
                                                         ----------   ----------
Current assets
   Cash                                                  $   51,448   $    1,330
   Note receivable                                           25,000         --
   Accounts receivable                                        4,028         --
   Prepaid expenses and other current assets                  3,131         --
                                                         ----------   ----------

           Total current assets                              83,607        1,330

Property and equipment - at cost, less accumulated
   depreciation                                              60,833       47,583
Franchise rights, net of amortization                          --         95,833
Other assets                                                 27,000        2,000
                                                         ----------   ----------

                                                         $  171,440   $  146,746
                                                         ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities
   Note payable, stockholder                             $   25,000   $     --
   Accounts payable and accrued expenses                    205,647      174,802
   Payroll taxes payable                                      7,412      167,850
   Loans payable, stockholder                                 4,559      102,897
                                                         ----------   ----------

           Total current liabilities

Notes payable                                               200,000         --
Note payable, stockholder                                    30,000         --
                                                         ----------   ----------

                                                            472,618      445,549
                                                         ----------   ----------

Stockholders' deficiency
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized, none issued                                   --           --
   Class A common stock, $.001 par value; 5,000,000
     shares authorized, none issued                            --           --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 7,703,861 and 6,964,424 shares issued
     and outstanding                                          7,703        6,964
   Additional paid-in capital                             3,483,268    1,828,920
   deficit accumulated during the development stage      (3,792,149)  (2,134,687)
                                                         ----------   ----------

           Total stockholders' deficiency                (301,178)      (298,803)
                                                         ----------   ----------

                                                         $  171,440   $  146,746
                                                         ==========   ==========


The accompanying notes are an integral part of these financial statements.

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                YEARS ENDED JUNE 30, 1999 AND 1998 AND THE PERIOD
             FEBRUARY 15, 1995 (DATE OF INCEPTION) TO JUNE 30, 1999




                                                                                  Cumulative,
                                                                               February 15, 1995
                                                                              (Date of Inception)
                                                   1999            1998         to June 30, 1999
                                               ------------    ------------    ------------------
Revenues
   Sales and services                          $     24,016    $     50,410    $     74,426
                                               ------------    ------------    ------------

Costs and expenses
   Cost of revenues                                  54,073          52,887         106,960
   General and administrative                     1,386,125       1,631,977       3,168,207
                                               ------------    ------------    ------------

                                                  1,440,198      1,684,864       3,275,167
                                               ------------    -----------     -----------

           Loss from operations                  (1,416,182)     (1,634,454)     (3,200,741)
                                               ------------    ------------    ------------

Other expenses
   Interest                                          16,280          15,925          30,154
   Penalty                                             --            68,254          68,254
   Loss on disposal of perfume formula                 --              --            18,000
   Loss on disposal of marketable securities           --              --           250,000
   Settlement                                       225,000            --           225,000
                                               ------------    ------------    ------------

                                                    241,280          84,179         591,408
                                               ------------    ------------    ------------

           Net loss                              (1,657,462)     (1,718,633)     (3,792,149)

Accumulated deficit, beginning of period         (2,134,687)       (416,054)          --
                                               ------------    ------------    ------------

Accumulated deficit, end of period             $ (3,792,149)   $ (2,134,687)   $ (3,792,149)
                                               ============    ============    ============

Weighted average common shares
   outstanding                                    7,318,665       4,762,107      10,113,393
                                               ============    ============    ============

Basic loss per share                           $       (.23)   $       (.36)   $       (.37)
                                               ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                YEARS ENDED JUNE 30, 1999 AND 1998 AND THE PERIOD
             FEBRUARY 15, 1995 (DATE OF INCEPTION) TO JUNE 30, 1999


                                                                                          Cumulative,
                                                                                      February 15, 1995
                                                                                     (Date of Inception)
                                                           1999           1998         to June 30, 1999
                                                       -----------    -----------    ------------------
Cash flows from operating activities
   Net loss                                            $(1,657,462)   $(1,718,633)   $(3,792,149)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                        13,108          9,370         23,406
       Loss on disposal of perfume formula                    --             --           18,000
       Loss on disposal of marketable securities              --             --          250,000
       Provision for doubtful accounts                        --           28,968        119,284
       Franchise rights adjustment                          95,833           --           95,833
       Accrued expenses adjustment                         (85,900)          --          (85,900)
       Common stock issued for services, interest
         and settlement                                    608,750      1,142,875      1,751,625
       Stock-based compensation                            219,213           --          219,213
       Changes in assets and liabilities
         Accounts receivable                                (4,028)          --           (4,028)
         Prepaid expenses and other current assets          (3,131)          --           (3,131)
         Other assets                                      (25,000)        (2,000)       (28,800)
         Accounts payable and accrued expenses             116,745        138,353        291,547
         Payroll taxes payable                            (160,438)       156,706          7,412
                                                       -----------    -----------    -----------

           Net cash used in operating activities          (882,310)      (244,361)    (1,137,688)
                                                       -----------    -----------    -----------

Cash flows from investing activities
   Note receivable                                         (25,000)          --          (25,000)
   Marketable securities                                      --             --         (250,000)
   Acquisition of property and equipment                   (26,358)       (52,786)       (79,672)
   Perfume formula                                            --             --          (18,000)
   Loans receivable                                           --            1,500       (117,884)
                                                       -----------    -----------    -----------

           Net cash used in investing activities           (51,358)       (51,286)      (490,556)
                                                       -----------    -----------    -----------

Cash flows from financing activities
   Notes payable, stockholders                              55,000           --           55,000
   Notes payable                                           200,000           --          200,000
   Loans payable, stockholders                             (98,338)       102,897          4,559
   Issuance of common stock                                847,124        152,500      1,440,133
   Stock offering costs                                    (20,000)          --          (20,000)
                                                       -----------    -----------    -----------

           Net cash provided by financing activities       983,786        255,397      1,679,692
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents
                                                            50,118        (40,250)        51,448

Cash and cash equivalents, beginning of period               1,330         41,580           --
                                                       -----------    -----------    -----------

Cash, end of period                                    $    51,448    $     1,330    $    51,448
                                                       ===========    ===========    ===========

Supplemental noncash financing activities
   Issuance of common stock for services, interest
     and settlement                                    $   608,750    $ 1,142,875    $ 1,751,625
                                                       ===========    ===========    ===========

   Stock-based compensation charged to expense         $   219,213    $   -0-        $   219,213
                                                       ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

       YEARS ENDED JUNE 30, 1999 AND 1998 AND THE PERIOD FEBRUARY 15, 1995
                      (DATE OF INCEPTION) TO JUNE 30, 1999

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                    Additional          Stock          During the        Total
                                         Common Stock                 Paid-In       Subscription      Development     Stockholders'
                                  Shares             Amount           Capital        Receivable          Stage         Deficiency
                                  ------             ------           -------        ----------          -----         ----------

Issuance of common stock           5,640,000   $         5,640  $        16,000  $       -        $         -       $        21,640
Net loss                               -                 -                -              -            (     2,692)     (      2,692)
                             ---------------   ---------------  ---------------  ---------------  ---------------   ---------------

Balance, June 30, 1995             5,640,000             5,640           16,000          -            (     2,692)           18,948
Stock subscription                20,000,000            20,000    (      13,000)       (   7,000)           -                 -
Reverse stock split            (  23,309,003)         ( 23,309)          23,309          -                  -                 -
Issuance of common stock          30,550,000            30,550       15,408,000          -                  -            15,438,550
Net loss                               -                 -                -              -            (    31,529)    (      31,529)
                             ---------------   ---------------  ---------------  ---------------  ---------------   ---------------

Balance, June 30, 1996            32,880,997            32,881       15,434,309        (   7,000)     (    34,221)       15,425,969
Cancellation of stock          (  14,000,000)         ( 14,000)   (  15,161,000)         -                  -         (  15,175,000)
Reverse stock split            (  17,236,947)         ( 17,237)          17,237          -                  -                 -
Issuance of common stock           1,500,000             1,500          148,500          -                  -               150,000
Stock subscription                 1,150,000             1,150          113,850        ( 109,681)           -                 5,319
Subscription write-off                 -                 -        (       7,000)           7,000            -                 -
Net loss                               -                 -                -              -            (   381,833)    (     381,833)
                             ---------------   ---------------  ---------------  ---------------  ---------------   ---------------

Balance, June 30, 1997             4,294,050             4,294          545,896        ( 109,681)     (   416,054)           24,455
Stock subscription                 2,400,000             2,400            -            (   2,400)           -                 -
Issuance of common stock
   Services                        7,995,004             7,995        1,234,880          -                  -             1,242,875
   Cash                              543,333               543          151,957          -                  -               152,500
Reverse stock split            (   9,509,347)         (  9,509)           9,509          -                  -                 -
Cancellation of stock          (     516,420)         (    517)             517          -                  -                 -
Stock split                        1,757,804             1,758    (       1,758)         -                  -                 -
Subscription write-off                 -                 -        (     112,081)         112,081            -                 -
Net loss                               -                 -                -              -            ( 1,718,633)    (   1,718,633)
                             ---------------   ---------------  ---------------  ---------------  ---------------   ---------------

Balance, June 30, 1998             6,964,424             6,964        1,828,920          -            ( 2,134,687)    (     298,803)
Issuance of common stock
   Services                          259,000               259          374,241          -                  -               374,500
   Private placement                 386,437               386          772,488          -                  -               772,874
   Cost of private placement           -                 -        (      20,000)         -                  -         (      20,000)
   Cash                               33,000                33           74,217          -                  -                74,250
   Settlement                         45,000                45          224,955          -                  -               225,000
   Interest                           21,000                21           10,479          -                  -                10,500
Cancellation of stock          (       5,000)         (      5)   (       1,245)         -                  -         (       1,250)
Stock-based compensation               -                 -              219,213          -                  -               219,213
Net loss                               -                 -                -              -            ( 1,657,462)    (   1,657,462)
                             ---------------   ---------------  ---------------  ---------------  ---------------   ---------------

Balance, June 30, 1999             7,703,861   $         7,703  $     3,483,268  $      -0-       $   ( 3,792,149)  $ (     301,178)
                             ===============   ===============  ===============  ===============  ===============   ===============








The accompanying notes are an integral part of these financial statements.

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




1 - ORGANIZATION

          Internet Cable Corporation (the "Company") is a development stage company which conducts business from its headquarters in Charleston, South Carolina. The Company was organized under the laws of the State of Nevada on February 15, 1995. Internet Cable Corporation is in the process of entering the market for providing high-speed cable access to the Internet, to businesses and to individuals. The Company has concentrated its activities in the State of South Carolina, and substantially all of its sales and activities have been with one customer.


2 - GOING CONCERN

          The Company's financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred development stage losses of $3,792,149 through June 30, 1999, and at June 30, 1999, the Company had a working capital deficiency of $159,011 and a stockholders' deficiency of $301,178. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

           Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

     Property and Equipment

           Property and equipment are stated at cost. Depreciation is computed primarily using accelerated methods over an estimated useful life of seven years.

     Basic Loss Per Share

           Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share has not been presented because its effect would have been antidilutive.


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", determining deferred tax assets and liabilities using the liability method. Deferred income taxes arise from net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities, using enacted income tax rates. Valuation allowances are established until realization is assured.

     Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Fair Value of Financial Instruments

           Fair values of the note receivable and notes payable approximate their carrying amounts.

     Reclassifications

           Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


4 - NOTE RECEIVABLE

           The noninterest-bearing note receivable of $25,000 from an unrelated party is due on September 23, 1999.


                                   (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




5 - PROPERTY AND EQUIPMENT

           Property and equipment consist of furniture and equipment of $79,144 and $52,786, less accumulated depreciation of $18,311 and $5,203 at June 30, 1999 and 1998, respectively.

           Depreciation expense was $13,108 and $5,203 for the years ended June 30, 1999 and 1998, respectively.


6 - NOTES PAYABLE

           The Company engaged an outside agent to sell up to $700,000 of 10% two-year promissory notes. The notes are prepayable if the Company undertakes a public or private financing resulting in gross proceeds of $5,000,000, or if the Company merges with another company with at least $5,000,000 in cash. Investors in the promissory notes will also receive an aggregate of 350,000 warrants, entitling them to purchase an aggregate of 350,000 shares of common stock for a period of five years.

           At June 30, 1999, notes totaling $200,000 had been sold to three unrelated parties. Commission expense relating to these notes, totaling $26,000, was accrued.


7 - RELATED PARTY TRANSACTIONS

           A $25,000 note payable to an officer/stockholder of the Company is payable on demand and bears interest at 7% a year. The individual also advanced $4,559 to the Company which bears no interest.

           A $30,000 note payable to a stockholder bears interest at 7% a year and is due in July 2000.

           During the year ended June 30, 1998, the Company received advances of $94,000 from a former director and stockholder, bearing interest at 7% a year, which was repaid during the year ended June 30, 1999.


                                   (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




8 - DEFERRED INCOME TAXES AND LOSS CARRYFORWARDS

Components of deferred tax assets are as follows:

     Net operating loss carryforwards               $909,000   $529,860
     Stock-based compensation                         74,500       --
                                                    --------   --------

                                                     983,500    529,860

     Less - Valuation allowance                      529,860    529,860
                                                    --------   --------

              Net deferred tax asset                $  -0-     $  -0-
                                                    ========   ========

           At June 30, 1999, the Company has available net operating loss carryforwards of approximately $2,273,000, which may be applied to Federal taxable income and expire during the years 2010 to 2019. The Company also has available net capital loss carryforwards of $268,000, which may be applied to net capital gains expiring in 2001 ($18,000) and 2002 ($250,000).


9 - COMMON STOCK

           The Company has authorized 50,000,000 shares of $.001 par value common stock, 5,000,000 shares of $.001 par value Class A common stock and 5,000,000 shares of $.001 par value preferred stock. On February 15, 1995, the Company issued 4,640,000 shares to the founders in exchange for $4,640 in cash. In May 1995, the Company issued 1,000,000 shares of common stock for $17,000 in cash, net of offering costs. In early October 1995, the Company issued 20,000,000 shares of common stock in exchange for a subscription receivable from a shareholder of $7,000. The Board of Directors approved a reverse stock split of 1 share for 11, for stockholders of record October 16, 1995. On October 24, 1995, the Company issued 13,000,000 shares for $260,000 in cash. The Company then issued 3,550,000 shares for $3,550 in cash. Also in October 1995, the Company issued 5,000,000 shares and $250,000 in cash in exchange for the shares of PCT Prepaid Telephone, Inc. and the Company issued 5,000,000 shares in exchange for 5,000,000 shares of Prime International Products, Inc. In June 1996, the Company issued 4,000,000 shares in exchange for prepaid cellular telephone rights. The assets received in these transactions were returned or canceled in the year ending June 30, 1997.

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




9 - COMMON STOCK (Continued)

           In March, 1997, the Board of directors approved a reverse stock split of 1 share for 20 shares. In May and June 1997, an additional 2,650,000 shares were issued, of which 1,096,810 shares were subject to shareholder stock subscriptions receivable of $109,681. At June 30, 1997, the Company charged a shareholder stock subscription receivable of $7,000 to additional paid-in capital.

           The Board of Directors approved a stock subscription, on July 22, 1997, of 2,400,000 shares with Internet Marketing, Inc. and a previous acting, interim officer of the Company. In addition, the Board of Directors, on this date, approved a reverse stock split of 1 share for 2 shares. The Company issued 3,500,000 shares, on July 22, 1997, to the President of the Company in exchange for current and future services to be rendered. The Board of Directors approved a reverse stock split of 1 share for 10 shares on September 12, 1997. The Board of Directors approved a September 12, 1997 post split cancellation of 497,670 shares. The Board of Directors, on September 12, 1997, issued 3,145,000 shares to consultants, employees and officers of the Company, including 2,000,000 shares to the President, who returned his original 3,500,000 shares to the Company, and 1,000,000 shares to a consultant and acting Secretary in exchange for services rendered, valued at $.25 per share, or $786,250, comparable to a recent cash sale of $.38 per share and the quoted bid price per share of $.17. Stock options issued to these persons were cancelled at this time. Due to fractional shares, the total issued and outstanding was increased by 4 shares. The Company sold 150,000 shares for $57,500 in cash. The Company, on December 19, 1997, then issued 33,333 shares for $50,000 in cash. The Company had a forward split of 3 shares for 2 shares on December 31, 1997. The Board of Directors, on January 15, 1998, issued 50,000 shares to various persons in exchange for services rendered, valued at $1.06 per share, or $53,125. The Company, on February 13, 1998, then issued 350,000 shares for $35,000 in cash. The Company canceled 18,750 post split shares to PCT Prepaid Telephone on March 30, 1998. In December 1997, the Company authorized options to purchase 800,000 shares of common stock at $.05 per share to consultants and key employees, which were subsequently canceled. The Board of directors, on April 9, 1998, approved 1,000,000 shares for services rendered to a key Company employee and a member of the Board of Advisors, valued at $.10 per share, the most recent prior cash price. The Company issued, on April 23, 1998, 10,000 shares for $10,000 in cash. On April 25, 1998, the Company issued 200,000 shares to the President valued at $1.00 per share. The Company entered into a strategic alliance with Carolina Communications Network, Inc. on April 30, in exchange for 100,000 shares, valued at $1.00 per share.

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




9 - COMMON STOCK (Continued)

          During the year ended June 30, 1999, the Company issued a total of 744,437 restricted shares, of which 325,000 shares, with a fair value of $610,000, were issued for services, interest and a settlement, and 419,437 shares were issued for $827,124 in cash. In addition, the Company canceled 5,000 restricted shares to be issued to a former employee with a fair value of $1,250.


10 - STOCK WARRANTS

           The Company has issued warrants to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The warrants are summarized as follows:



                                                        Number of     Weighted Average
                                                         Shares        Exercise Price

              Outstanding at July 1, 1997                    -             $  -
              Issued                                       322,000            .12
              Excercised                                     -                 -
              Cancelled                                      -                 -
                                                         ---------

              Outstanding at June 30, 1998                 322,000            .12
              Issued                                       741,000           2.49
              Excercised                                     -                -
              Cancelled                                      -                -
                                                         ---------

              Outstanding (held by 10 individuals)
                at June 30, 1999                         1,063,000         $ 1.77
                                                         =========         ======

              Warrants exercisable at
                June 30, 1999                            1,063,000         $ 1.77
                June 30, 1998                              322,000            .12

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




10 - STOCK WARRANTS (Continued)

          Summary information about the Company's stock warrants outstanding at June 30, 1999 is as follows:

                 Outstanding                Weighted
                     and                     Average
               Exercisable at              Contractual
                   June 30,                  Periods            Weighted Average
                     1999                    in Years            Exercise Price

                   10,000                      3.3                   $ 1.00
                    6,000                      3.1                     1.00
                    6,000                      3.2                     1.00
                   15,000                      4.2                     2.50
                    6,000                      4.3                     1.00
                  470,000                      4.6                     2.50
                  300,000                      3.3                      .05
                  250,000                      4.1                     2.50
                ---------

                1,063,000                      3.8                   $ 1.77
                =========                      ===                   ======

          The Company accounts for stock warrants issued to nonemployees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these warrants was calculated at the date of issuance using a black-scholes option Valuation Model assuming a risk-free interest rate of 5.88% for five-year warrants and a volatility factor of expected market price of the Company's common stock of 158.36%. Under the provisions of SFAS No. 123, the Company's compensation expense arising from the issuance of stock warrants for the year ended June 30, 1999 was $219,213. The related deferred tax asset of approximately $74,500 is based on a 34% tax rate.

           Compensation expense chargeable to operations for warrants issued to nonemployees was not material for the year ended June 30, 1998.


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




10 - STOCK WARRANTS (Continued)

          The Company also measures compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock warrants issued to employees. Accordingly, no compensation cost has been recorded for warrants issued to employees in the year ended June 30, 1999. The fair value of each warrant issued has been estimated on the issuance date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating the fair value:

              Dividend yield                                0%
              Risk-free interest rate                    5.88%
              Expected life                            5 years
              Expected volatility                      158.36%

          Had compensation cost been determined under SFAS No. 123, net loss per share for the years ended June 30, 1999 and 1998 would have been increased as follows:

                                               1999              1998
                                          ------------       -------------

              Net loss
                As reported               $ (1,657,462)      $ (1,718,633)
                Pro forma                   (1,979,227)        (1,818,111)


              Basic loss per share
                As reported               $ (     .23)       $ (     .36)
                Pro forma                   (     .27)         (     .38)

          During the year ended June 30, 1999, the Company also issued warrants in connection with the issuance of promissory notes (see Note 6), as follows:

                                                     Number of     Exercise
                                                      Shares         Price
                                                      ------         -----

              Outstanding at July 1, 1998               --             --
                Issued                               100,000       $  3.00
                Exercised                               --
                Expired                                 --
                                                     -------

              Outstanding at June 30, 1999           100,000
                                                     =======

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




11 - COMMITMENTS AND CONTINGENCIES

     Lease Commitments

           Minimum annual rental payments under noncancelable operating leases for office facilities at June 30, 1999 are as follows:

                               Year Ending
                                 June 30,
                                 --------

                                   2000           $    24,000
                                   2001                10,000
                                                  -----------

                                                  $    34,000
                                                  ===========

           Rent expense for office facilities for the years ended June 30, 1999 and 1998 was approximately $24,000 and $20,000, respectively.

     Other

           The Company has entered into numerous service agreements with various owners and agents of multiple dwelling unit properties located in the United States and hotels located in China. The owners or agents grant to the Company the right to install, operate and maintain the cable system to provide services such as cable television, high-speed Internet access and data communication services. The terms of these agreements range from 1 to 15 years. In exchange, the Company will pay a 10% commission on revenues generated from the customers.

           On March 1, 1999, the Company entered into an agreement with a consultant. The consultant will provide financial advisory services to the Company for one year ending February 29, 2000, for a monthly fee of $3,750.


12 - OTHER MATTERS

           During the year ended June 30, 1999, the Company entered into several proposed merger and acquisition agreements, some of which are currently still pending.

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




13 - YEAR 2000 ISSUE (UNAUDITED)

           The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 issue". The Year 2000 issue, which is common to most companies, relates to the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000 and beyond. Management's assessment of the Company's systems indicates that costs associated with resolving the Year 2000 issue will be immaterial.


14 - SUBSEQUENT EVENT

           On July 8, 1999, the Company signed a "Shares Purchase Agreement" with a Canadian company, to acquire all of the Canadian company's outstanding shares for $3,900,000 and 75,000 stock options exercisable at $2.50 per option within two years from the closing date. The expected closing date is October 19, 1999.