Form 10QSB
period 1999-09-30
INTERNET CABLE CORP
filed 1999-11-24
CIK 1075202

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________________

Commission file number 000-26011

                           INTERNET CABLE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0540291
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

Second Floor, 263 King Street, Charleston, South Carolina              29401
---------------------------------------------------------              -----
(Address of principal executive offices)                             (Zip Code)

                                 (843) 722-8007
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No
    ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999, was 7,703861 shares, all of one class (common stock), no par value.

Transitional Small Business Disclosure Format (check one);

Yes    No X
   ---   ---

                          PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 1999


                                     ASSETS

                                                                        1999
                                                                        ----
Current assets
   Cash                                                             $    68,420
   Notes receivable                                                      45,000
   Accounts receivable                                                    4,776
   Inventory                                                             10,634
   Prepaid expenses and other current assets                              1,958
                                                                    -----------

           Total current assets                                         130,788

Property and equipment - at cost, less accumulated
   depreciation                                                          56,913
Other assets                                                            102,000
                                                                    -----------
                                                                    $   289,701
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Note payable, stockholder                                        $    70,000
   Accounts payable and accrued expenses                                227,086
   Loans payable, stockholder                                            14,559
                                                                    -----------

                Total current liabilities                               311,645
                                                                    -----------
Notes payable, net                                                      184,000
                                                                    -----------



Stockholders' deficiency
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized, none issued                                               --
   Class A common stock, $.001 par value; 5,000,000
     shares authorized, none issued                                        --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 7,703,861 shares issued
     and outstanding                                                      7,703
   Additional paid-in capital                                         4,164,514
   deficit accumulated during the development stage                  (4,378,161)
                                                                    -----------

           Total stockholders' deficiency                              (205,944)
                                                                    -----------

                                                                    $   289,701
                                                                    ===========


                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998



                                                                              Cumulative
                                                                           February 15, 1995
                                                                           (Date of Inception)
                                                1999           1998          to Sept. 30, 1999
                                           ------------    ------------    -------------------
Revenues
   Sales and services                      $     11,192    $      1,250      $     85,618
                                           ------------    ------------      ------------

Costs and expenses
   Cost of revenues                              15,650            --             122,610
   General and administrative                   487,629         108,446         3,655,836
                                           ------------    ------------      ------------

                                                503,279         108,446         3,778,446
                                           ------------    ------------      ------------

           Loss from operations                (492,087)       (107,196)       (3,692,828)

Other expenses                                   93,925          15,333           685,333
                                           ------------    ------------      ------------

           Net loss                            (586,012)       (122,529)       (4,378,161)

Accumulated deficit, beginning of period     (3,792,149)     (2,134,687)             --
                                           ------------    ------------      ------------


Accumulated deficit, end of period         $ (4,378,161)   $ (2,257,216)     $ (4,378,161)
                                           ============    ============      ============

Weighted average common shares
   Outstanding                                7,703,861       6,989,891        10,113,393
                                           ------------    ------------      ------------

Basic and diluted loss per share           $       (.08)   $       (.02)     $       (.43)
                                           ============    ============      ============

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998




                                                                         Cumulative
                                                                     February 15, 1995
                                                                    (Date of Inception)
                                           1999           1998       to Sept. 30, 1999
                                       -----------    -----------    -----------------

Cash flows from operating activities   $  (333,028)   $   (90,618)     $(1,470,716)


Cash flows from investing activities       (75,000)        (2,135)        (565,556)

Cash flows from financing activities       425,000         92,568        2,104,692
                                       -----------    -----------      -----------

Net increase (decrease) in cash             16,972           (185)          68,420

Cash, beginning of period                   51,448          1,330             --
                                       -----------    -----------      -----------

Cash, end of period                    $    68,420    $     1,145      $    68,420
                                       ===========    ===========      ===========


                                       5

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


2 - BASIS OF PRESENTATION

     The Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

     The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended September 30, 1999 are no necessarily indicative of results to be expected for the entire year ending June 30, 2000.


 3 - GOING CONCERN

         The Company's financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred development stage losses of $4,378,161 through September 30, 1999, and at September 30, 1999, the Company had a working capital deficiency of $180,857 and stockholders' deficiency of $205,944. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

           The Company is a developmental stage company and accordingly, has no significant operations and revenues. The Company expects to bill Internet access monthly in advance, and recognize revenues the following month when services are provided.

Basic and Diluted Loss Per Share

           Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Stock warrants have been excluded from diluted loss per share and has not been presented because their effect would have been antidilutive.


5 - NOTES RECEIVABLE

         The non-interest bearing notes receivable of $45,000 from an unrelated party are due on December 15, 1999.


6 - PROPERTY AND EQUIPMENT

         Property and equipment consist of furniture and equipment of $79,144 less accumulated depreciation of $22,231 at September 30, 1999.

         Depreciation expense was $3,920 and $2,749 for the periods ended September 30, 1999 and 1998, respectively.


7 - NOTES PAYABLE

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

           In July and September 1999, the Company issued notes totaling $400,000 to four unrelated parties. In connection therewith, the Company issued the investors warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants are redeemable upon issuance and expire in 2004. No warrants were redeemed for the first quarter ended September 30, 1999. The Company has valued the warrants at $300,000, which was recorded as a debt discount to be amortized over the life of the notes. Amortization expense was approximately $42,000 for the first quarter ended September 30, 1999. At September 30, 1999, the Company has notes payable totaling $600,000 and an unamortized debt discount of approximately $416,000.


8 - RELATED PARTY TRANSACTIONS

           A $14,559 loan payable to an officer/stockholder of the Company is payable on demand and bears interest at 7% a year.

           A $70,000 note payable to a stockholder bears interest 10% a year and is due on December 15, 1999.



9 - OTHER MATTERS

           On July 8, 1999, the Company signed a "Shares Purchase Agreement" with a Canadian company, to acquire all of the Canadian company's outstanding shares for $3,900,000 and 75,000 stock options exercisable at $2.50 per option within two years from the closing date. The Company expects to close in December 1999.


           The Board of Directors approved and adopted a 1999 stock option plan on August 10, 1999. Options granted under this Plan ("Options") may be "incentive stock options" ("ISO's") intended to satisfy the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the "Code"), or "non-qualified options" ("NQO's"). During the first quarter ended September 30, 1999, the Company granted 700,000 warrants including 200,000 warrants in connection with the notes payable (see
Note 7). In addition, the Company authorized 890,000 options in connection with the 1999 Stock Option plan as discussed above.



ITEM 2.    MANAGEMENT' DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS FISCAL FIRST QUARTER ENDED SEPTEMBER 30, 1999 ("FISCAL Q1 2000") AND THE FIRST QUARTER ENDED 1998 ("FISCAL Q1 1999" )

         SALES. Sales for the Fiscal Q1 2000 were $11,192 as compared to sales for Fiscal Q1 1999 of $1,250. The increase in sales of $9,842 or 787% was a result of recurring revenue from the U.S. Cable contract relating to the Wild

Dunes cable plant, and sale of excess bandwidth at the two POP (Point of Presence) location, operated by the Company, in Charleston and Columbia South Carolina.

         COST OF SALES. Cost of sales for the Fiscal Q1 2000 were $15,650 as compared to $0 for Fiscal Q1 1999. The increase in cost of sales of $15,650 was a result of the installation of multiple T1s, both point to point and point to multi point. Approximately 50% of such costs relate to the one time installation charges. Additional capacity is available for future sale at both the Charleston and Columbia locations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for Fiscal Q1 2000 were $487,629 as compared to $108,446 for Fiscal Q1 1999. The increase in general and administrative, and consulting expenses of $379,183 or 350% was a result of increased legal, accounting fees incurred in connection with the pending acquisitions of Cable Systems Technical Services Inc and CAD Consultants, Inc.

         INTEREST EXPENSE. Interest expense for Fiscal Q1 2000 was approximately $60,000 as compared to $0 for Fiscal Q1 1999. The increase in interest expense was a result of the increased debt due to the bridge financing the Company began on May 21, 1999.

         NET LOSS. The net loss for the Q1 2000 was $586,012 compared to the net loss of $122,929 for Fiscal Q1 1999. The increase in net loss was due to the issuance of stock-based compensation, the amortization of the debt discount and the costs incurred as a result of the pending acquisitions.

         GOING CONCERN OPINION. The Company has received an opinion from its auditors reflected in the Company's Form 10KSB, which states that the Company may be unable to continue as a going concern. As a result of the Company's current financial condition, the Company's ability to continue as a going concern is dependent on achieving a profit, and obtaining necessary financing. The Management is actively seeking additional funding for the Company to complete its acquisitions and provide working capital for ongoing operations. There is no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or if at all.


         LIQUIDITY AND CAPITAL RESOURCES. Since inception, the Company has financed its operations primarily through a combination of private sales of equity securities and non-interest bearing loans from the Company's executive officers and interest bearing loans from private investors. At September 30, 1999, the Company's cash and cash equivalents were $68,428 as compared to $1,145 at September 30, 1998. The increase was primarily a result of the additional financing received by the Company.

     The Company incurred development stage losses of $4,378,161 since inception through September 30, 1999. Current liabilities exceed current assets by $180,857. The Company is currently operating at a cost of approximately $500,000 annually. The Company completed a Rule 504 Offering in December of 1998, raising approximately $847,000 in gross proceeds through the sale of the Company's common stock, at $2.00 per share. In May 1999, the

Company began raising capital under a private placement in the form of a bridge loan, whereby the Company engaged an outside agent to sell up to $500,000 of 10% promissory notes. These notes are two-year notes, pre-payable out of any public or private financing resulting in gross proceeds of $5,000,000, or if the Company merges with another company with at least $5,000,000 in cash. Investors in the promissory notes will also receive an aggregate of 250,000 warrants, entitling the holder to purchase an aggregate of 250,000 shares of common stock for a period of five years. The Company expects to repay the bridge loan from a private offering currently being offered pursuant to private placement in which the Company seeks to raise a minimum of $6,000,000 to a maximum of $10,000,000. As of September 30, 1999, the Company had raised a total of $600,000 in gross proceeds of such bridge loan. On May 21, 1999, the Company increased the maximum amount to the bridge loan to $700,000 and increased the aggregate number of warrants to 350,000, entitling the holder to purchase an aggregate of 350,000 shares of common stock for a period of five years. Investors in the private placement shall receive stock at a 10% discount to the market price at the time of the investment, subject to a floor price of $4.50 and a ceiling of $7.00. There can be no assurance that the Company will complete such financing on the said terms.

         The Company's capital requirements primarily relate to acquisitions of Cable Systems and CAD, working capital and investments in the network computer and cable equipment. In addition, the Company is seeking capital to help facilitate strategic alliances. For acquisition purposes and for supplemental strategies, the Company foresees its cash requirements for operations for the next twelve months to be approximately $6,000,000 to $10,000,000. The Company expects to satisfy this need through proceeds of a private placement, as described above and additional placements, if necessary within the next six months. The Company plans to finance its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing. The Company is meeting with various sources of capital to satisfy its equity requirements for its plans for its growth strategy.


         However, there is no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, if at all. The Company believes if it is able to obtain at least $6,000,000 in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next twelve months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

         YEAR 2000. Year 2000 computer issues create certain risks for the Company, although the Company believes that such risks are less significant than those faced by many companies due to the fact the Company commenced operations in 1997. If the Company's internal and network information systems do correctly recognize and process date information beyond the year 1999, there should be no adverse impact on the Company's operations, except as the Company may experience as a result of failure of other servers connected to the internet which are beyond the Company's control. The Company initiated a comprehensive program (the "Program") to address Year 2000 readiness in its systems and with its customers' and suppliers' systems. The Program was been designed to gather information regarding the Year 2000 compliance of products and services that are required by the Company to deploy its residential and commercial Internet services. Under the Program, assessment and remediation proceeded in tandem and has been completed by the Company as of June 30, 1999. These activities are intended to encompass all major categories of systems in use by the Company. The costs incurred to date related to the Program have not been material. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change. The Company also is communicating with its significant suppliers to determine the extent to which the Company is vulnerable to such suppliers' failure to remedy their own Year 2000 issue. The Company has already received assurances of Year 2000 compliance from a number of those suppliers. Most of the suppliers have no contractual obligations under existing contracts with the Company to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in the Company's existing system and in the systems of its suppliers could have material adverse consequences. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.


PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         During the three-month period ended September 30, 1999, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the three month period ended September 30, 1999, the Company was not in default on any senior securities, including long term debt instruments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In August 1999 the Company's 1999 Stock Option Plan was approved by a majority of the Company's stockholders by written consent in lieu of a meeting.

ITEM 5.  OTHER INFORMATION

         The Company does not have any other material information to report with respect to the three month period ended September 30, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

         3.1 Articles of Incorporation, as amended*
         3.2 Bylaws*
         10.1 Sale and Purchase Agreement Cable Systems, TSI**
         10.2 Agreements with US Cable Costal-Texas, L.P.*
         10.3 Cable System Installation Agreement with Intermark Associates V, LLC**
         10.4 Agreement with Intermark Management, Inc.**
         10.5 Agreement with Shangri-La Vacation & Exchange**
         16.1 Letter re: change in certifying accountant**
         27. Financial data schedule***

* Incorporated by reference to the Company's Form 10G, filed with the commission on June 8, 1999.

** Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on August 4, 1999.

***  Filed herwith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation
(Registrant)

Date:  November 23, 1999

/s/  Timothy R. Karnes
---  -----------------
Timothy R. Karnes, President and Chief Operating Officer

Date:  November 23, 1999

/s/  David Appell
---  ------------
David Appell, Acting Chief Financial Officer