Form 10KSB/A
period 1999-06-30
INTERNET CABLE CORP
filed 1999-11-29
CIK 1075202

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 Form 10-KSB/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ........... to ...........

Commission file number 000-26011

                           INTERNET CABLE CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   57-0854042
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

        Second Floor, 263 King Street, Charleston, South Carolina 29401
        --------------------------------------------------------- -----
              (Address of principal executive offices) (Zip Code)

                                 (843) 722-8007
                            -------------------------
                            Issuer's telephone number

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
10.4 Agreement with Intermark Management, Inc.
10.5 Agreement with Shangri'La Vacation & Exchange

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW OF BUSINESS DEVELOPMENT SINCE INCEPTION-

Corporate history and prior business during the last five years-

         Internet Cable Corporation (the "Company") was incorporated in the State of Nevada on February 15, 1995, under the name of Firenze, Ltd. The Company's founders were B.A. Rothchild, E.J. Rothchild and Charles Ellington III, none of whom have been associated in any capacity with the Company since 1997. The Company changed its corporate name to Internet Cable Corp. on July 15, 1997 and then to Internet Cable Corporation on September 12, 1997. For a period of approximately two months in 1997, stock certificates for the Company were issued under the name of Internet Channel Corporation, based upon management's intent to change the Company's corporate name to Internet Channel Corporation and a premature notice of name change to the transfer agent, however such change of name was never filed with the State of Nevada. The Company was originally organized for the purpose of engaging in the cosmetics business. In October 1995, the Company changed its business focus to the telecommunications sector with the acquisition of licenses for cellular telephone software technology, which were subsequently rescinded. The Company refocused its business in March 1997 on high speed Internet access via cable television lines, commonly known as data-over- cable communication.

BUSINESS-

         The Company is a broadband solution provider to the Cable Industry, and other secondary markets. Broadband services include, but are not limited to high speed Internet access, telephony, smart home services and cable content, delivered via cable systems. The Company also resells its excess bandwidth to businesses in the Charleston and Columbia, South Carolina metropolitan areas for high speed data transmission. The Company has entered into a definitive agreement to purchase Cable Systems Technical Services, Inc, a Canadian Company, ("Cable Systems") which provides cable engineering, installation, certification and monitoring services. The Company has also entered into a Letter of Intent to acquire CAD Consultants, Inc. a New Jersey Corporation ("CAD") which designs installs and maintains wireless links utilizing micro-wave, laser and other state of the art technologies. The Company's use of broadband technology offers a high-performance reliable and cost-effective bundle of data and telecommunications services to consumers and businesses.

         The Company intends to service the entire cable industry with a one stop shopping approach (Total Solutions). The Company intends to offer such services on a complete turn key basis or on a la carte fee for service basis. The Company differentiate itself because of its focus on the design, infrastructure and reliability of the cable system as opposed to the content. The Company believes that as customers become more dependant upon the cable system and response times associated with broadband services, the importance of reliability will become critical to a profitable operation.

         The Company upgrading to an 1,800 subscriber cable system owned by U.S. Cable in a sub-division known as Wild Dunes in South Carolina, where the Company currently offers internet access on a limited basis. The Company's Internet access is offered under the Company's Cablewave (TM) service, and will be available system-wide in the near future. The Company has also begun the installation of a two way broadband cable television system, which it will own and operate, in an apartment development in the Columbia area, which is part of a joint venture with Intermark Realty. The Company operates points of presence ("POP") in Charleston, Columbia, South Carolina and Cape May, New Jersey. The Company has executed a contract to evaluate and supervise the upgrade of cable infrastructure at 65 resort hotels in China, for which it also will provide Internet content and operate a reservation system, (the "China Contract"). Such contract has been delayed due to the current political climate. There is no assurance that the Company will begin implementation of the China Contract.

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

         The Company and Intermark Associates V, LLC ("Intermark") have entered into a cable television system/internet installation agreement. Pursuant to the agreement, the Company will install, own and operate a cable television plant, provide a POP, as well as, other broadband services at the Keswick Apartments, a 180 unit, upscale apartment project located in suburban Columbia, South Carolina. The project is currently scheduled for completion in December 1999. Under the agreement, the Company is permitted to charge cable television fees competitive with Time Warner, in addition to Internet access fees and fees for additional services provided such as telephony, and is obligated to pay Intermark ten percent of gross revenues. The agreement has a 15 year term, but may be terminated by Intermark for the Company's failure to provide service and may be terminated by the Company in certain events. In the event of termination by Intermark, Intermark is required to pay the Company the fair market value of the system.

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

ADOPTION OF CABLE MODEM TECHNICAL STANDARDS-

         The North American cable industry has adopted DOCSIS to support the delivery of data- over-cable services utilizing interoperable cable modems. DOCSIS is an acronym for "data- over-cable systems interface specifications". The Company believes this new standard and the distribution of DOCSIS-compliant modems through computer retailers will facilitate the growth of the cable modem industry.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases 2,000 square feet of general office space in downtown Charleston, South Carolina, which serves as its principal executive offices, operations center and head-end plant for the Charleston, South Carolina area which provides bandwidth administration and the interface between the cable system and the Internet. The Company's lease has 2 years remaining at a monthly rental of $2,000. The Company believes this facility is adequate for the Company's current needs. The current pending acquisitions of Cable Systems and CAD will add several additional offices to the Company, both in the United States and Canada. Significant expansion of the Company's business may require acquisition of additional rental space to accommodate added personnel. There is no assurance that financing will be available to the Company or that the pending acquisitions will be completed.

ITEM 3. LEGAL PROCEEDINGS

         Currently, the Company is not a party to any Legal Proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the Fiscal 1999.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is trades under the trading symbol of "ICBL" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The following table sets forth, for the period indicated, high and low bid quotations for the Company's common stock. These over-the-counter bid quotations do not reflect retail mark-up, mark-down and or commission and may not necessarily represent actual transactions.

Quarter ended                           High Bid                       Low Bid
------------------------------------------------------------------------------
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         GENERAL When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and " the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expression are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The Company is a provider of broadband Internet and other services over the cable television infrastructure to consumers. The Company's "Cablewave" service allows residential subscribers to connect their personal computers via cable modems to a high-speed Internet backbone network developed and managed by the Company. This enables subscribers to receive Cablewave over approximately one hundred times faster that a typical dial-up connection and an "always on" connection through the Company's broadband Internet portal. The Company also sells excess bandwidth to businesses in the Charleston and Columbia, South Carolina metropolitan areas. This excess bandwidth provides high-speed data transmission, telephony, smart home and other services at competitive rates.

RESULTS OF OPERATIONS FISCAL YEARS ENDED JUNE 30, 1999 ("Fiscal 1999") AND 1998 ("Fiscal 1998")

         SALES. Sales for the 1999 fiscal year were $24,016 as compared to sales for Fiscal 1998 of $50,410. During Fiscal 1999 the Company focused its limited resources, both capital and personnel, on the completion of strategic acquisitions, raising capital and completing the upgrade to the US Cable property at Wild Dunes. As a result of this focus, the company had little resources to pursue current one time revenue. The Company believes that upon completion of the US Cable property and the acquisitions it will be able to obtain increased revenue growth in the future. The revenue generated during the year was through the sale of excess bandwidth to businesses located in the Charleston, South Carolina region which will allow the Company to enjoy a continued revenue stream, rather than the one time sales revenue experienced in Fiscal 1998.

         COST OF SALES. Cost of sales for Fiscal 1999 were $54,073 as compared to $52,887 for Fiscal 1998. Although the Company experienced a decrease in sales, cost of sales increased slightly due to the $15,000 write off of worthless inventory on June 30, 1999, which had been accumulated during Fiscal 1999. The write off is reflected in cost of sales as a result of its accumulation during fiscal 1999 and therefore is not reflected in the fiscal 1998 balance sheet.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for Fiscal 1999 of $1,386,125 decreased by approximately $245,852 compared to the 1998 fiscal year $1,631,977. The decrease was a result of the reduced stock based compensation issued during 1999.

         INTEREST EXPENSE. Interest expense for Fiscal 1999 was $16,280 compared to $15,925 for Fiscal 1998.

         PENALTY EXPENSE. Penalty expense for Fiscal1999 was $0 compared to $68,245 for the Fiscal 1998. The decrease was due to payment in February 1999 of the outstanding amount due. In addition, there was an over accrual of penalty expense in Fiscal 1998, which was adjusted for in Fiscal 1999 as there were no additional amounts due.

         NET LOSS. The net loss for Fiscal 1999 was $1,657,462 compared to the net loss of $1,718,633 for Fiscal 1998 fiscal year, a decrease $61,171, or approximately four percent. The Company expects a substantial decrease in development stage loss going forward as the Company completes its acquisitions and becomes a marketing and service company.

         GOING CONCERN OPINION. The Company has received a going concern opinion which states that the Company may be unable to continue as a going concern. As a result of the current financial condition, the Company's ability to continue as a going concern is dependent on achieving a profit, and obtaining necessary financing. The Management is actively seeking additional funding for the Company to complete its acquisitions and provide working capital for ongoing operations. There is no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or if at all.


         LIQUIDITY AND CAPITAL RESOURCES.

         Since inception, the Company has financed its operations primarily through a combination of private sales of equity securities and non-interest bearing loans from the Company's executive officers and interest bearing loans from private investors. At June 30, 1999, the Company's cash was $51,448 as compared to $1,330 at June 30,

1998. The increase was primarily a result of the additional financing received by the Company. The Company incurred development stage losses of $3,792,149 since inception through June 30, 1999. Current liabilities exceed current assets by $159,011. The Company is currently operating at a cost of approximately $500,000 annually. The Company completed a Rule 504 Offering in December of 1998 of approximately $847,000 in gross proceeds through the sales of the Company's common stock at $2.00 per share. In May 1999 the Company began raising capital under a private placement in the form of a bridge loan, whereby the Company engaged an outside agent to sell up to $500,000 of 10% promissory notes. These notes are two-year notes, prepayable out of any public or private financing resulting in gross proceeds of $5,000,000, or if the Company merges with another company with at least $5,000,000 in cash. Investors in the promissory notes will also receive an aggregate of 250,000 warrants, entitling the holder to purchase an aggregate of 250,000 shares of common stock for a period of five years. As of June 30, 1999 the Company had raised a total of $200,000 in gross proceeds of such bridge loan. On May 21, 1999, the Company increased the maximum amount to the bridge loan to $700,000 and increased the aggregate number of warrants to 350,000 warrants, entitling the holder to purchase an aggregate of 350,000 shares of common stock for a period of five years. The Company expects to repay the bridge loan from a private offering currently being offered pursuant to private placement in which the Company seeks to raise a minimum of $6,000,000 to a maximum of $10,000,000. Investors in the private placement shall receive stock at a 10% discount to the market price at the time of the investment, subject to a floor price of $4.50 and a ceiling of $7.00. There can be no assurance that the Company will complete such financing on the said terms.

         The Company's capital requirements primarily relate to acquisitions of Cable Systems and CAD, working capital and investments in the network computer and cable equipment. In addition, the Company is seeking capital to help facilitate strategic alliances. For acquisition purposes and for supplemental strategies, the Company foresees its cash requirements for operations for the next 12 months to be approximately $6,000,000 to $10,000,000. The Company expects to satisfy this need through proceeds of a private placement described above, and additional placements, if necessary within the next 6 months. The Company plans to finance its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing. The Company is meeting with various sources of capital to satisfy its equity requirements for its plans for its growth strategy. However, there is no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or if at all. The Company believes if is it able to obtain at least $6,000,000 in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, or if at all.

         YEAR 2000 Year 2000 computer issues create certain risks for the Company, although the Company believes that such risks are less significant than those faced by many companies due to the fact the Company's current operations commenced in 1997. If the Company's internal and network information systems do correctly recognize and process date information beyond the year 1999, there should be no adverse impact on the Company's operations, except as the Company may experience as a result of failure of other servers connected to the internet which are beyond the Company's control. The Company initiated a comprehensive program (the "Program") to address Year 2000 readiness in its systems and with its customers' and suppliers' systems. The Program was been designed to gather information regarding the Year 2000 compliance of products and services that are required by the Company to deploy its residential and commercial Internet services. Under the Program, assessment and remediation proceeded in tandem and has been completed by the Company as of June 30, 1999. These activities are intended to encompass all major categories of systems in use by the Company. The costs incurred to date related to the Program have not been material. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change. The Company also is communicating with its significant suppliers to determine the extent to which the Company is vulnerable to such suppliers' failure to remedy their own Year 2000 issue. The Company has already received assurances of Year 2000 compliance from a number of those suppliers. Most of the suppliers have no contractual obligations under existing contracts with the Company to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in the Company's existing system and in the systems of its suppliers could have material adverse consequences. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.

FUTURE IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Adoption of SFAS No. 133 is required as of July 1, 2000, and will not have a material impact on the results of operations of the Company.

SFAS No. 131, "Disclosure about Segment of an Enterprise and Related Information" is not applicable to the Company for the year ended June 30, 1999 as the Company does not have segments as defined by SFAS No. 131.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

Name                     Age    All positions with Company        Director since
--------------------------------------------------------------------------------
J. Robert Jones          45     Director, Secretary and
                                   Chief Technical Officer           1998
Timothy R. Karnes        41     Director and President               1997
Lisa B. Safford          38     Director and Treasurer               1997
David A. Appell, Esq     36     Interim Chief Financial Officer

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

         TIMOTHY R. KARNES is the chairman of the board and the Company's president. In 1994, Mr. Karnes co-founded Sims Internet, a pioneer in the Internet service provider industry, which was acquired by Internet Channel, Inc. Mr. Karnes served as Vice President of Internet Channel, Inc. where his duties included developing the business direction, raising capital, and working with securities counsel and auditors. Mr. Karnes became President of the Company in February 1997 and left Internet Channel, Inc. in March 1997. Mr. Karnes is certified by Zenith Electronics Corporation in cable modem technologies. Prior to 1994 Mr. Karnes founded and was president of Palmetto Research Opportunities, Inc., an employment research firm. Mr. Karnes was the founder and publisher of AUCTION GUIDE MAGAZINE in 1988 which was distributed on news stands in regional sections of the United States by Capitol Distributors. In 1991, Mr. Karnes founded a nonprofit organization, Operation Desert News, Inc., to coordinate seventy-two national magazine publishers supplying over 200,000 donated magazines (editorial content pre- approved by the Pentagon and Joint Command) to the U.S. troops serving in Saudi Arabia. R.J. Reynolds Tobacco Company funded the project. Mr. Karnes attended Ecole de Monte Rosa in Lausanne, Switzerland, the College of Charleston and Wake Forest University.

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

Name                   Fiscal Year      Position(s)                    Salary
----                   -----------      -----------                    ------
Timothy R. Karnes          1997         President                      $70,000
                           1998         President                      $70,000
                           1999         President                      $70,000
J. Robert Jones            1997         Chief Technical Officer        $80,000
                           1998         Chief Technical Officer        $80,000
                           1999         Chief Technical Officer        $80,000

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

                                   As % of
                     Number of   total granted to    Exercise
Name                  Shares     all employees       price          Expire
------------------- -----------  -----------------   ----------------------
J. Robert Jones      150,000           33%            $2.50         1/22/04
Timothy R. Karnes    250,000           56%            $2.50         1/22/04
Lisa B. Safford       25,000            6%            $2.50         1/22/04

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

Name                             Number of Shares              Percentage
----                             ----------------              ----------
J. Robert Jones (1)(2)              1,050,000                     12%
Timothy R. Karnes (1)(3)            2,335,842                     27%
Lisa B. Safford (1)(4)                 50,000                    0.6%
All directors and officers          3,436,217                     39%
     as a group  (3 persons)

(1) Messrs. Jones and Karnes and Ms. Safford's address is the address of the Company.
(2) Number of shares and percentage include 450,000 shares which Mr.
Jones may acquire at any time by exercise of common stock purchase warrants.
(3) Number of shares and percentage include 250,000 shares which Mr. Karnes may acquire at any time by exercise of common stock purchase warrants, such amount also includes 54,742 shares which were issued to third parties as and for settlement of certain claims relating to the predessor of the Company.
(4) Number of shares and percentage include 25,000 shares which Ms. Safford may acquire at any time by exercise of common stock purchase warrants.

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

Internet Cable Corporation
By: /s/ Timothy R. Karnes                       Date signed:  November 29, 1999
-------------------------
Timothy R. Karnes
President and Chief Executive Officer

Signature                   Capacity in which signed:            Date signed:

/s/ J. Robert Jones         Director                         November 29, 1999
-------------------
J. Robert Jones

/s/ Timothy R. Karnes       Director                         November 29, 1999
---------------------
Timothy R. Karnes

/s/ Lisa B. Safford         Director, Chief Accounting       November 29, 1999
-------------------         Officer and Principal Financial
Lisa B. Safford