Form 10KSB/A
period 1999-06-30
INTERNET CABLE CORP
filed 1999-11-30
CIK 1075202

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

Internet Cable Corporation
By: /s/ Timothy R. Karnes                       Date signed:  November 30, 1999
-------------------------
Timothy R. Karnes
President and Chief Executive Officer

Signature                   Capacity in which signed:            Date signed:

/s/ J. Robert Jones         Director                         November 30, 1999
-------------------
J. Robert Jones

/s/ Timothy R. Karnes       Director                         November 30, 1999
---------------------
Timothy R. Karnes

/s/ Lisa B. Safford         Director, Chief Accounting       November 30, 1999
-------------------         Officer and Principal Financial
Lisa B. Safford

                          INDEX T0 FINANCIAL STATEMENTS






Independent Auditors' Report                                                 1-2

Financial Statements

   Balance Sheet as of june 30, 1999 and 1998                                 3

   Statement of Operations
     Years Ended June 30, 1999 and 1998, and the Cumulative Period
       February 15, 1995 (Date of Inception) to June 30, 1999                 4

   Statement of Cash Flows
     Years Ended June 30, 1999 and 1998, and the Cumulative Period
       February 15, 1995 (Date of Inception) to June 30, 1999                 5

   Statement of Changes in Stockholders' Deficiency
     Years Ended June 30, 1999 and 1998, and the Cumulative Period
       February 15, 1995 (Date of Inception) to June 30, 1999                 6

   Notes to Financial Statements                                            7-17

FRIEDMAN                                                    1700 BROADWAY
ALPREN &                                                    NEW YORK, NY 10019
GREEN LLP                                                   212-582-1600
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                FAX 212-265-4761
                                                            www.nyccpas.com







                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




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











Friedman Alpren & Green LLP

New York, New York
July 23, 1999

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JUNE 30, 1999 AND 1998


                                     ASSETS

                                                                   1999          1998
                                                               -----------    -----------
Current assets
   Cash                                                        $    51,448    $     1,330
   Note receivable                                                  25,000           --
   Accounts receivable                                               4,028           --
   Prepaid expenses and other current assets                         3,131           --
                                                               -----------    -----------

           Total current assets                                     83,607          1,330

Property and equipment - at cost, less accumulated
   depreciation                                                     60,833         47,583
Franchise rights, net of amortization                                 --           95,833
Other assets                                                        27,000          2,000
                                                               -----------    -----------

                                                               $   171,440    $   146,746
                                                               ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Note payable, stockholder                                   $    25,000    $     --
   Accounts payable and accrued expenses                           205,647        174,802
   Payroll taxes payable                                             7,412        167,850
   Loans payable, stockholder                                        4,559        102,897
                                                               -----------    -----------

           Total current liabilities

Notes payable, net of unamortized discount of $158,000              42,000           --
Note payable, stockholder                                           30,000           --
                                                               -----------    -----------

                                                                   314,618        445,549
                                                               -----------    -----------

Stockholders' deficiency
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized, none issued                                          --             --
   Class A common stock, $.001 par value; 5,000,000
     shares authorized, none issued                                   --             --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 7,703,861 and 6,964,424 shares issued
     and outstanding                                                 7,703          6,964
   Additional paid-in capital                                    3,641,268      1,828,920
   deficit accumulated during the development stage             (3,792,149)    (2,134,687)
                                                               -----------    -----------

           Total stockholders' deficiency                         (143,178)      (298,803)
                                                               -----------    -----------

                                                               $   171,440    $   146,746
                                                               ===========    ===========

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                YEARS ENDED JUNE 30, 1999 AND 1998 AND THE PERIOD
             FEBRUARY 15, 1995 (DATE OF INCEPTION) TO JUNE 30, 1999




                                                                                    Cumulative,
                                                                                February 15, 1995
                                                                               (Date of Inception)
                                                   1999            1998         to June 30, 1999
                                               ------------    ------------    ------------------
Revenues
   Sales and services                          $     24,016    $     50,410    $     74,426
                                               ------------    ------------    ------------

Costs and expenses
   Cost of revenues                                  54,073          52,887         106,960
   General and administrative                     1,386,125       1,631,977       3,168,207
                                               ------------    ------------    ------------

                                                  1,440,198       1,684,864       3,275,167
                                               ------------    ------------    ------------

           Loss from operations                  (1,416,182)     (1,634,454)     (3,200,741)
                                               ------------    ------------    ------------

Other expenses
   Interest                                          16,280          15,925          30,154
   Penalty                                             --            68,254          68,254
   Loss on disposal of perfume formula                 --              --            18,000
   Loss on disposal of marketable securities           --              --           250,000
   Settlement of litigation                         225,000            --           225,000
                                               ------------    ------------    ------------

                                                    241,280          84,179         591,408
                                               ------------    ------------    ------------

           Net loss                              (1,657,462)     (1,718,633)     (3,792,149)

Accumulated deficit, beginning of period         (2,134,687)       (416,054)           --
                                               ------------    ------------    ------------

Accumulated deficit, end of period             $ (3,792,149)   $ (2,134,687)   $ (3,792,149)
                                               ============    ============    ============

Weighted average common shares
   outstanding                                    7,318,665       4,762,107      10,113,393
                                               ============    ============    ============

Basic and diluted loss per share               $       (.23)   $       (.36)   $       (.37)
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

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                YEARS ENDED JUNE 30, 1999 AND 1998 AND THE PERIOD
             FEBRUARY 15, 1995 (DATE OF INCEPTION) TO JUNE 30, 1999

                                                                                         Cumulative,
                                                                                      February 15, 1995
                                                                                     (Date of Inception)
                                                           1999           1998        to June 30, 1999
                                                       -----------    -----------    ------------------
Cash flows from operating activities
   Net loss                                            $(1,657,462)   $(1,718,633)   $(3,792,149)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                        13,108          9,370         23,406
       Loss on disposal of perfume formula                    --             --           18,000
       Loss on disposal of marketable securities              --             --          250,000
       Provision for doubtful accounts                        --           28,968        119,284
       Franchise rights adjustment                          95,833           --           95,833
       Accrued expenses adjustment                         (85,900)          --          (85,900)
       Common stock issued for services, interest
         and litigation settlement                         608,750      1,142,875      1,751,625
       Stock-based compensation                            219,213           --          219,213
       Changes in assets and liabilities
         Accounts receivable                                (4,028)          --           (4,028)
         Prepaid expenses and other current assets          (3,131)          --           (3,131)
         Other assets                                      (25,000)        (2,000)       (28,800)
         Accounts payable and accrued expenses             116,745        138,353        291,547
         Payroll taxes payable                            (160,438)       156,706          7,412
                                                       -----------    -----------    -----------

           Net cash used in operating activities          (882,310)      (244,361)    (1,137,688)
                                                       -----------    -----------    -----------

Cash flows from investing activities
   Note receivable                                         (25,000)          --          (25,000)
   Marketable securities                                      --             --         (250,000)
   Acquisition of property and equipment                   (26,358)       (52,786)       (79,672)
   Perfume formula                                            --             --          (18,000)
   Loans receivable                                           --            1,500       (117,884)
                                                       -----------    -----------    -----------

           Net cash used in investing activities           (51,358)       (51,286)      (490,556)
                                                       -----------    -----------    -----------

Cash flows from financing activities
   Notes payable, stockholders                              55,000           --           55,000
   Notes payable                                           200,000           --          200,000
   Loans payable, stockholders                             (98,338)       102,897          4,559
   Issuance of common stock                                847,124        152,500      1,440,133
   Stock offering costs                                    (20,000)          --          (20,000)
                                                       -----------    -----------    -----------

           Net cash provided by financing activities       983,786        255,397      1,679,692
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents
                                                            50,118        (40,250)        51,448

Cash and cash equivalents, beginning of period               1,330         41,580           --
                                                       -----------    -----------    -----------

Cash, end of period                                    $    51,448    $     1,330    $    51,448
                                                       ===========    ===========    ===========

Supplemental noncash financing activities
   Issuance of common stock for services, interest
     and settlement                                    $   608,750    $ 1,142,875    $ 1,751,625
                                                       ===========    ===========    ===========

   Stock-based compensation charged to expense         $   219,213    $         0    $   219,213
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

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

       YEARS ENDED JUNE 30, 1999 AND 1998 AND THE PERIOD FEBRUARY 15, 1995
                      (DATE OF INCEPTION) TO JUNE 30, 1999

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                          Additional         Stock        During the       Total
                                                Common Stock               Paid-In       Subscription     Development  Stockholders'
                                          Shares            Amount         Capital        Receivable       Stage         Deficiency
                                          ------            ------         -------        ----------       -----         ----------

Issuance of common stock                  5,640,000    $      5,640    $     16,000    $       --      $       --      $     21,640
Net loss                                       --              --              --              --            (2,692)         (2,692)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1995                    5,640,000           5,640          16,000            --            (2,692)         18,948
Stock subscription                       20,000,000          20,000         (13,000)         (7,000)           --              --
Reverse stock split                     (23,309,003)        (23,309)         23,309            --              --              --
Issuance of common stock                 30,550,000          30,550      15,408,000            --              --        15,438,550
Net loss                                       --              --              --              --           (31,529)        (31,529)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1996                   32,880,997          32,881      15,434,309          (7,000)        (34,221)     15,425,969
Cancellation of stock                   (14,000,000)        (14,000)    (15,161,000)           --              --       (15,175,000)
Reverse stock split                     (17,236,947)        (17,237)         17,237            --              --              --
Issuance of common stock                  1,500,000           1,500         148,500            --              --           150,000
Stock subscription                        1,150,000           1,150         113,850        (109,681)           --             5,319
Subscription write-off                         --              --            (7,000)          7,000            --              --
Net loss                                       --              --              --              --          (381,833)       (381,833)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1997                    4,294,050           4,294         545,896        (109,681)       (416,054)         24,455
Stock subscription                        2,400,000           2,400            --            (2,400)           --              --
Issuance of common stock
   Services                               7,995,004           7,995       1,234,880            --              --         1,242,875
   Cash                                     543,333             543         151,957            --              --           152,500
Reverse stock split                      (9,509,347)         (9,509)          9,509            --              --              --
Cancellation of stock                      (516,420)           (517)            517            --              --              --
Stock split                               1,757,804           1,758          (1,758)           --              --              --
Subscription write-off                         --              --          (112,081)        112,081            --              --
Net loss                                       --              --              --              --        (1,718,633)     (1,718,633)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1998                    6,964,424           6,964       1,828,920            --        (2,134,687)       (298,803)
Issuance of common stock
   Services                                 259,000             259         374,241            --              --           374,500
   Private placement                        386,437             386         772,488            --              --           772,874
   Cost of private placement                   --              --           (20,000)           --              --           (20,000)
   Cash                                      33,000              33          74,217            --              --            74,250
   Litigation settlement                     45,000              45         224,955            --              --           225,000
   Interest                                  21,000              21          10,479            --              --            10,500
Cancellation of stock                        (5,000)             (5)         (1,245)           --              --            (1,250)
Stock-based compensation                       --              --           219,213            --              --           219,213
Issuance of common stock warrants in
   connection with notes payable               --              --           158,000            --              --           158,000
Net loss                                       --              --              --              --        (1,657,462)     (1,657,462)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1999                    7,703,861    $      7,703    $  3,641,268    $          0    $ (3,792,149)   $   (143,178)
                                       ============    ============    ============    ============    ============    ============


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


2 - GOING CONCERN

          The Company's financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred development stage losses of $3,792,149 through June 30, 1999, and at June 30, 1999, the Company had a working capital deficiency of $159,011 and a stockholders' deficiency of $143,178. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     Basic and Diluted Loss Per Share

           Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Stock warrants have been excluded from diluted loss per share and have not been presented because their effect would have been antidilutive.

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

           The Company is a development stage company and, accordingly, has no significant operations and revenue. The Company expects to bill Internet access each month in advance, and recognize revenues the following month, when services are provided.

     Long-Lived Assets

           Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

     Fair Value of Financial Instruments

           The fair value of the note receivable approximates its carrying amount, due to the relatively short maturity of that instrument.

           The fair value of the notes payable approximates the carrying value of that instrument and is based on the pro rata allocation of the fair value of the notes, which were estimated at carrying value due to their relatively short maturities, and related warrants, which were estimated using the Black-Scholes method.


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Standards

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required as of July 1, 2000, and will not have a material impact on the results of operations of the Company.

     Reclassifications

           Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


4 - NOTE RECEIVABLE

           The noninterest-bearing note receivable of $25,000 from an unrelated party is due on September 23, 1999.


5 - ASSET IMPAIRMENT

          At June 30, 1999, the Company determined that the entire carrying amount of the franchise rights approximating $96,000 could not be recovered. An impairment loss of approximately $96,000 was recognized by the Company and is reflected in the financial statements.


6 - PROPERTY AND EQUIPMENT

          Property and equipment consist of furniture and equipment of $79,144 and $52,786, less accumulated depreciation of $18,311 and $5,203 at June 30, 1999 and 1998, respectively.

          Depreciation expense was $13,108 and $5,203 for the years ended June 30, 1999 and 1998, respectively.


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




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

           In May and June 1999, the Company issued notes totaling $200,000 to three unrelated parties. In connection therewith, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants are redeemable upon issuance and expire in 2004. No warrants were redeemed during fiscal 1999. The Company has valued the warrants at $158,000, which was recorded as a debt discount and amortized over the life of the notes. Amortization expense was deemed immaterial in fiscal 1999. Commission expense relating to these notes, totaling $26,000, was accrued.


8 - RELATED PARTY TRANSACTIONS

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

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




9 - DEFERRED INCOME TAXES AND LOSS CARRYFORWARDS

           Components of deferred tax assets are as follows:

                Net operating loss carryforwards      $ 909,000     $ 529,860
                Stock-based compensation                 74,500          --
                                                      ---------     ---------

                                                                      529,860

                Less - Valuation allowance                            529,860
                                                      ---------     ---------

                         Net deferred tax asset       $  -0-        $    -0-
                                                      =========     ==========

           At June 30, 1999, the Company has available net operating loss carryforwards of approximately $2,273,000, which may be applied to Federal taxable income and expire during the years 2010 to 2019. The Company also has available net capital loss carryforwards of $268,000, which may be applied to net capital gains expiring in 2001 ($18,000) and 2002 ($250,000).


10 - COMMON STOCK

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




10 - COMMON STOCK (Continued)

           In March, 1997, the Board of directors approved a reverse stock split of 1 share for 20 shares. In May and June 1997, an additional 2,650,000 shares were issued, of which 1,096,810 shares were subject to shareholder stock subscriptions receivable of $109,681. At June 30, 1997, the Company charged a shareholder stock subscription receivable of $7,000 to additional paid-in capital.

           The Board of Directors approved a stock subscription, on July 22, 1997, of 2,400,000 shares with Internet Marketing, Inc. and a previous acting, interim officer of the Company. In addition, the Board of Directors, on this date, approved a reverse stock split of 1 share for 2 shares. The Company issued 3,500,000 shares, on July 22, 1997, to the President of the Company in exchange for current and future services to be rendered. The Board of Directors approved a reverse stock split of 1 share for 10 shares on September 12, 1997. The Board of Directors approved a September 12, 1997 post split cancellation of 497,670 shares. The Board of Directors, on September 12, 1997, issued 3,145,000 shares to consultants, employees and officers of the Company, including 2,000,000 shares to the President, who returned his original 3,500,000 shares to the Company, and 1,000,000 shares to a consultant and acting Secretary in exchange for services rendered, valued at $.25 per share, or $786,250, comparable to a recent cash sale of $.38 per share and the quoted bid price per share of $.17. Stock options issued to these persons were cancelled at this time. Due to fractional shares, the total issued and outstanding was increased by 4 shares. The Company sold 150,000 shares for $57,500 in cash. The Company, on December 19, 1997, then issued 33,333 shares for $50,000 in cash. The Company had a forward split of 3 shares for 2 shares on December 31, 1997. The Board of Directors, on January 15, 1998, issued 50,000 shares to various persons in exchange for services rendered, valued at $1.06 per share, or $53,125. The Company, on February 13, 1998, then issued 350,000 shares for $35,000 in cash. The Company canceled 18,750 post split shares to PCT Prepaid Telephone on March 30, 1998. In December 1997, the Company authorized options to purchase 800,000 shares of common stock at $.05 per share to consultants and key employees, which were subsequently canceled. The Board of directors, on April 9, 1998, approved 1,000,000 shares for services rendered to a key Company employee and a member of the Board of Advisors, valued at $.10 per share, the most recent prior cash price. The Company issued, on April 23, 1998, 10,000 shares for $10,000 in cash. On April 25, 1998, the Company issued 200,000 shares to the President valued at $1.00 per share. The Company entered into a strategic alliance with Carolina Communications Network, Inc. on April 30, 1998 in exchange for 100,000 shares, valued at $1.00 per share.


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




10 - COMMON STOCK (Continued)

          During the year ended June 30, 1999, the Company issued a total of 744,437 restricted shares, of which 325,000 shares, with a fair value of $610,000, were issued for services, interest and a settlement, and 419,437 shares were issued for $827,124 in cash. In addition, the Company canceled 5,000 restricted shares to be issued to a former employee with a fair value of $1,250.


11 - STOCK WARRANTS

           The Company has issued warrants to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The warrants are summarized as follows:

                                                     Number of     Weighted
                                                       Shares       Average
                                                                 Exercise Price

              Outstanding at July 1, 1997                   -         $  -
              Issued                                      322,000        .12
              Excercised                                    -             -
              Cancelled                                     -             -
                                                          -------

              Outstanding at June 30, 1998                322,000        .12
              Issued                                      741,000       2.49
              Exercised                                     -            -
              Cancelled                                     -            -
                                                          -------

              Outstanding (held by 10 individuals)
                at June 30, 1999                        1,063,000     $ 1.77
                                                        =========     ======

              Warrants exercisable at
                June 30, 1999                           1,063,000     $ 1.77
                June 30, 1998                             322,000        .12

                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




11 - STOCK WARRANTS (Continued)

          Summary information about the Company's stock warrants outstanding at June 30, 1999 is as follows:

                 Outstanding                  Weighted
                     and                       Average
               Exercisable at              Contractual
                   June 30,                    Periods          Weighted Average
                     1999                     in Years           Exercise Price

                    10,000                     3.3                 $ 1.00
                     6,000                     3.1                   1.00
                     6,000                     3.2                   1.00
                    15,000                     4.2                   2.50
                     6,000                     4.3                   1.00
                   470,000                     4.6                   2.50
                   300,000                     3.3                    .05
                   250,000                     4.1                   2.50
                ----------

                 1,063,000                     3.8                  $1.77
                ==========                     ===                  =====

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




11 - STOCK WARRANTS (Continued)

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

          Had compensation cost been determined under SFAS No. 123, net loss per share for the years ended June 30, 1999 and 1998 would have been increased as follows:

                                                   1999               1998
                                              ------------         ----------

              Net loss
                As reported                   $ (1,657,462)      $ (1,718,633)
                Pro forma                       (1,979,227)        (1,818,111)


              Basic loss per share
                As reported                   $ (     .23)       $ (     .36)
                Pro forma                       (     .27)         (     .38)

          During the year ended June 30, 1999, the Company also issued warrants in connection with the issuance of promissory notes (see Note 7), as follows:

                                                    Number of
                                                     Shares       Exercise Price

              Outstanding at July 1, 1998               -                -
                Issued                               100,000         $  3.00
                Exercised                               -
                Expired                                 -
                                                     -------

              Outstanding at June 30, 1999           100,000
                                                     =======


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




12 - LITIGATION SETTLEMENT

           The Company had been a defendant in a lawsuit filed by certain individuals. to avoid the expense and disruption of protracted litigation, during fiscal 1999 the Company and plaintiffs agreed to settle the lawsuit. The Company agreed to issue 45,000 shares of common stock with a fair value of $225,000, which is based on market value. The settlement has been recognized in the accompanying financial statements.


13 - COMMITMENTS AND CONTINGENCIES

     Lease Commitments

           Minimum annual rental payments under noncancelable operating leases for office facilities at June 30, 1999 are as follows:

                   Year Ending
                     June 30,

                        2000                          $    24,000
                        2001                               10,000
                                                      -----------

                                                      $    34,000

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


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS




14 - PROPOSED ACQUISITIONS

           During the year ended June 30, 1999, the Company began negotiations to acquire certain companies. No acquisition agreements were signed as of June 30, 1999.

           On July 8, 1999, the Company signed a "Shares Purchase Agreement" with a Canadian company, to acquire all of the Canadian company's outstanding shares for $3,900,000 and 75,000 stock options exercisable at $2.50 per option within two years from the closing date. The expected closing date is October 19, 1999. This proposed merger is expected to be accounted for under the purchase method of accounting.


15 - YEAR 2000 ISSUE (UNAUDITED)

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