Form 10KSB40
period 1999-12-31
INTERNET CABLE CORP
filed 2000-04-07
CIK 1075202

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 Form 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the six month period ended December 31, 1999

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from June 30 to December 31, 1999

Commission file number 000-26011

                           INTERNET CABLE CORPORATION
                 --------------------------------------------
               (Name of small business issuer in its charter)

                                     NEVADA
                    -----------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   57-0854042
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                         Second Floor, 263 King Street,
                        Charleston, South Carolina 29401
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (843) 722-8007
                            -------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  NONE

Name of each exchange on which registered:  NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:

Title of class:  COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---     ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the transition period - $14,888

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,063,811 shares of common stock at April 4, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Form 10-KSB for the year ended June 30, 1999 filed on September 28, 1999. The Company's Form 10-KSB as amended for the year ended June 30, 1999 filed on November 30, 1999.

Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                 ---   ---

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW OF BUSINESS DEVELOPMENT SINCE INCEPTION-

Corporate history and prior business during the last five years

         Internet Cable Corporation (the "Company") was incorporated in the State of Nevada on February 15,1995, under the name of Firenze, Ltd. The Company's founders were B.A. Rothchild, E.J. Rothchild and Charles Ellington III, none of whom have been associated in any capacity with the Company since 1997. The Company changed its corporate name to Internet Cable Corp. on July 15,1997 and then to Internet Cable Corporation on September 12, 1997. For a period of approximately two months in 1997, stock certificates for the Company were issued under the name of Internet Channel Corporation, based upon management's intent to change the Company's corporate name to Internet Channel Corporation and a premature notice of name change to the transfer agent, however such change of name was never filed with the State of Nevada. The Company was originally organized for the purpose of engaging in the cosmetics business. In October 1995, the Company changed its business focus to the telecommunications sector with the acquisition of licenses for cellular telephone software technology, which were subsequently rescinded. The Company refocused its business in March 1997 on high speed Internet access via cable television lines, commonly known as data-over-cable communication.

              During the period from October 1999 through January 2000, the Company raised, through a private placement of its securities, approximately $9,080,000 of capital. In consideration for the $9,080,000, the Company issued restricted shares of its common stock at $5.00 per share and a warrant to purchase 1/2 share of its common stock for each share of common stock purchased. The warrant is exercisable for a period of 5 years from the date of issuance at a price of $10.00 per share. The Company used the net proceeds from this placement to: (A) complete its acquisition of CAD Consultants, Inc., a New Jersey corporation ("CAD")and Cable Systems Technical Services Inc., a corporation formed under the laws of the Province of Ontario ("Cable Systems");
(B) install a new management team to lead the Company; (C) incorporate CAD and Cable Systems into its business of providing broadband services to the cable industry; and (D) to expand into the wireless communications sector. At its meeting on January 25, 2000, the Board of Directors of the Company changed the fiscal year end from a June 30 year end to a December 31 year end effective with the year ending December 31, 1999.

BUSINESS

              The Company is a provider of broadband infrastructure services and wireless network solutions to the cable industry and emerging markets. Customers utilize the Company's products and services to implement broadband services including high speed Internet access, telephony services, digital cable networks, and other smart home services, as well as fixed point wireless networks. The Company's primary market for infrastructure services is the cable industry. Infrastructure service offerings for cable plant operation and maintenance include: engineering and plant reconstruction, technology procurement and installation, node certification, quality assurance, hardening and ongoing performance monitoring and maintenance for return path networks. The Company also provides wireless network integration services to a wide range of markets, including private sector businesses, government organizations, healthcare institutions and educational entities.

              On January 4, 2000, the Company completed the acquisition of Cable Systems, which resulted in Cable Systems becoming a wholly-owned subsidiary of the Company. The acquisition was pursuant to a share purchase agreement dated July 8, 1999. Cable Systems provides infrastructure services for cable plant operation and maintenance throughout the United States and Canada. Management believes this acquisition provides the Company with a solid base of experienced broadband technicians located across North America. These technicians have been specially trained and are continually retrained in the latest technologies, and have vast experience in providing infrastructure services.

              The Company intends to service the entire cable industry with a one-stop shopping approach. The Company intends to offer such services on a complete turnkey basis or on an `a la carte' fee for service basis. The Company differentiates itself because of its focus on the design, infrastructure and reliability of the cable system as opposed to the content. The Company believes that as customers become more dependent upon the cable system and response times associated with broadband services, the importance of reliability will become critical to a profitable operation.

              On January 11, 2000, the Company completed the acquisition of CAD. The acquisition was pursuant to an agreement and plan of merger dated October 8, 1999. CAD designs, installs and maintains wireless links utilizing microwave, laser and other state of the art technologies. CAD serves as the Company's wireless network services division, offers a high-performance, reliable and cost-effective bundle of data and telecommunications services to consumers and businesses. This division also provides other technology services including printed circuit board design and local area network ("LAN") integration support services.

              Through CAD, the Company operates a wireless Internet access network in Cape May, New Jersey and plans to provide access through this network to local businesses and educational institutions.

              The Company and Intermark Associates V, LLC ("Intermark") previously entered into a cable television system/Internet installation agreement. Pursuant to the agreement, the Company will install, own and operate a cable television plant, provide a Point of Presence (POP) network, as well as, other broadband services at the Keswick Apartments, a 180 unit, upscale apartment project located in suburban Columbia, South Carolina. As this area is no longer a business focus of the Company, Intermark and the Company are in discussions to have Intermark take over the contract.

              The Company is focused on becoming a leading provider of broadband infrastructure technology solutions, enabling its customers to implement scalable and intelligent networks. The Company believes it provides a best of breed technological solution for network connectivity from varied disciplines of cable, fiber and wireless. At the time of this annual report, the Company is focused on two primary markets for its products and services: cable system operators and emerging business-to-business markets.

Cable System Operators

              The Company provides cable system operators with a host of life cycle engineering services that enable the deployment of broadband subscriber services. The Company also offers cable system operators a turnkey system for node certification and quality assurance called DQMC. This system is offered by the Company for use on contracted node certification projects and is licensed directly to cable system operators who wish to perform node certification on an in-house basis. The Company also provides a wide range of technical training services to cable operators' in-house engineering professionals. These services are focused on tasks pertaining to the management, maintenance and re-engineering of the operators cable plant infrastructure for the delivery of broadband services.

              The Company believes there is a significant market opportunity for its services within the cable industry. Current market data from industry sources indicate that there are approximately 64 million cable subscribers serviced by 5200 cable operators in North America. In order to launch new broadband services to their subscribers, cable operators must upgrade their cable plant infrastructure and networks for the bi-directional flow of data and information (content). Many operators lack capital or in-house skills sets to upgrade their infrastructure internally and as a result seek a best of breed services provider. The Company is targeting cable plant operators as its primary market. The Company believes it provides a value-added solutions set to the cable industry. The Company's services provide major cable operators with the resources needed to upgrade their plant infrastructure and networks, enabling operators to launch reliable broadband subscriber services.

         The Company believes that major cable operators have the potential for capturing a significant share of the consumer market for broadband services via cable modem, digital set-top and Internet telephony technologies. The number of consumers connected to the Internet is expected to grow, fueled by growth in on-line shopping ("electronic commerce"), on-line information gathering ("surfing") and on-line investing ("trading"). In addition, telecommuters and home-based businesses require high-speed reliable bandwidth with consistent service levels. This type of broadband network is "always on", unlike switched technologies, such as a standard dial-up telephone connection. The user is always connected to the Internet as long as his or her computer and cable modem are activated. This eliminates the need for a time-consuming connection process, as with a dial-up service, and changes the way the customer uses the Internet.

              The Company believes the cable network design is technically well suited for the bi-directional flow of data and content into and out of the consumer household. The North American cable industry has adopted DOCSIS to support the delivery of data-over-cable services utilizing interoperable cable modems. DOCSIS is an acronym for "data-over-cable systems interface specifications". The Company believes this new standard and the distribution of DOCSIS-compliant modems through computer retailers will facilitate the growth of the cable modem industry. The Company believes that the growth and acceptance of cable modem technology as the delivery mechanism for broadband services will result in continued demand for its engineering services by the North American cable industry.

Emerging Business-to-Business Markets

              The Company is targeting the business-to-business marketplace for its array of wireless network integration services. Management believes the sectors that present the most opportunity for the Company include financial services, healthcare, and transaction-intensive industries which need high speed, reliable bandwidth to support current and future business applications. As more businesses set up virtual "store-fronts" to sell goods and services via electronic commerce, they will require additional telecommunications bandwidth and network resources. Corporate information technology departments are also confronted with growing bandwidth requirements to support growing numbers of telecommuters and remote access workers.

              The Company believes that wireless network technology is technically and economically well suited to meet the bandwidth demands of the business-to-business marketplace. The Company believes that wireless technology can be deployed to business customers rapidly and at a fraction of the cost of traditional wire-line infrastructure. In addition, to rapid deployment and lower cost, wireless technology provides higher performance (speed), continuous access, and scalability of network resources making it technically and economically well-suited for the business marketplace.

              The Company believes that these favorable market climate factors present an opportunity for it to sell wireless network integration and wireless Internet access services. Management believes the acquisition of CAD provides the Company with both a strong technical organization and research and development capability to compete in the market for wireless network services. The Company is well skilled at all aspects of wireless network integration including definition and site surveying, design, equipment procurement, integration, maintenance and scaling of the network. The Company has installed wireless wide area networks ("WAN") at several corporate, government and educational organizations and has deployed a wireless network with Internet access in Cape May County, New Jersey.

              The Company has a reputation for skilled workmanship and quality, which has enabled it to gain new business for point-to-point wireless network installation on a referral basis. In addition to referrals, the Company will be implementing proactive marketing and sales activities to generate increased demand for its fixed-point wireless services. In the wireless Internet access area, the Company is investigating potential partnership opportunities with cable operators and Internet service providers (ISPs) for joint marketing of wireless Internet services in the business-to-business and consumer markets. The Company believes that many cable operators have an interest in providing additional broadband services to their subscribers in order to increase their revenue potential. The Company believes that wireless technology offers cable operators the ability to expand their bandwidth into the residential market, while also enabling them to break into the growing market for business Internet access services. Because of its expertise and background in the cable industry, the Company believes it is a logical wireless partner for major cable operators.

              Similarly, small to mid tier ISPs are in need of partners who can supply alternate and redundant high-speed bandwidth to meet under-served business customers. These providers have constant needs for reliable predictable network connectivity and class of service to their corporate customers. Not unlike a cable operator they possess a vast client base that desires better, faster and cheaper service. The Company believes wireless technology, as a result of its speed, ease of deployment and scalability, is a natural solution for the bandwidth needs of ISPs. The Company is investigating the deployment of a wireless network backbone with POPs throughout the Northeast United States and into Canada. Once deployed this backbone will form the foundation for implementation of partnership arrangements with ISPs. Additional financing would be required to deploy this backbone. There can be no assurance that any such financing will be available and if available, that it will be on terms acceptable to the Company.

SALES AND MARKETING

         The Company plans to implement a sales and marketing program aimed at promoting its two core business lines: cable infrastructure services and wireless network solutions. At the time of this annual report, the Company is in the process of creating a new corporate identity through creation of a revised company logo and website. The Company believes that the new identity and website will be more consistent with its current business thrust and will form the foundation of a more focused marketing and corporate communications program moving forward. The Company plans to implement direct mail, advertising and trade show programs to create increased awareness and sales lead generation for its offerings in the area of cable infrastructure services. These activities will primarily focus on marketing the Company's DQMC system and its array of training services. The Company utilizes public relations and other publicity programs to promote its contracts and customer successes in the cable industry. These activities serve to create general positive awareness for the Company, its offerings and the customers it serves. To promote its wireless network integration and wireless Internet access services, the Company is evaluating the use of public relations, direct mail and telemarketing programs. The Company plans to promote its wireless integration successes via case studies and other feature articles on its website, and through public relations programs. The Company plans to use direct mail and other joint marketing with partners to promote wireless Internet access services to businesses in regional areas covered by its planned wireless network backbone. Telemarketing is being evaluated as a mechanism for qualifying prospect interest in the Company's wireless Internet access services. The Company also intends to utilize a strategic corporate communications program aimed at generating awareness and coverage of the Company in the industry trade and business press, national and cable broadcast media, and industry analyst community. The Company is putting together a corporate information presentation that it plans to present to major media and industry analysts as part of a planned road show during the second half of 2000. The Company has contracted with a regional marketing consulting firm in Bala Cynwyd, Pennsylvania as its design agency to create its new company logo, redesign its website, and to develop its capabilities presentation and new sales collateral materials. The Company is investigating other external marketing partners to assist in strategic areas of its marketing program, including telemarketing and public relations. Internal staff will primarily handle the overall management and implementation of the Company's marketing program.

INTELLECTUAL PROPERTY

         The Company, through the recently acquired Cable Systems, claims a common law service mark in DQMC(TM). The Company is aware of another company using DQM(TM) as a service mark but believes its services are so distinctly different from the Company's services that there is no opportunity for confusion between the Company's services and the services of that company.

COMPETITION

         The Company competes with other solutions providers in both of its core business lines: cable infrastructure services and wireless network services. In servicing the needs of the cable industry, the Company competes for engineering infrastructure services contracts with small to medium sized cable services firms; as well as the engineering services units of major cable equipment manufacturers. Through its acquisition of Cable Systems, the Company believes it is in a strong position to compete with such companies. Cable Systems provides the Company with a specialized set of cable technicians. These technicians have been specially trained, and are continually retrained, in the latest technologies and have vast experience in providing infrastructure services. The Company also has serviced major cable operators in multiple geographic locations across North America. This reputation for proven, predictable workmanship enables the Company to win repeat business from major cable operators over competing cable engineering services firms. Furthermore, cable infrastructure service is a core competency of the Company. As a result, the Company has served and continues to serve as a sub-contractor to major cable equipment manufacturers who require the Company's specialized or proprietary expertise on particular broadband engineering projects. In this scenario, the Company serves as a partner with its competitors, augmenting the competitors' own resources and staff. In servicing the wireless network needs of the business-to-business marketplace, the Company competes with small to medium sized network integration service firms. These firms are primarily engaged in the offering of local area network (LAN) integration services and offer wireless services as an extension of their business. Through the acquisition of CAD, the Company believes it is in a strong position against these competitors. Wireless network integration is a technically challenging business practice, requiring specialized skill-sets. CAD provides the Company with specially trained staff expertise in wireless technology, integration and project management. As a result, the Company is able to win new business contracts against other network services providers who lack the wireless core competency that the Company possesses. The Company does not compete at this time for wireless integration services against major wireless equipment manufacturers and telecommunications carriers. The Company has won business contracts based on referrals from major wireless equipment manufacturers (OEMs) and value-added resellers (VARs).

PERSONNEL

         At the date of this report, the Company employs 117 persons. The following table shows the breakdown of these personnel by operating segment as of the period indicated.


                                                               CABLE
                       WESTCHESTER  CHARLESTON     CAD        SYSTEMS      TOTAL
                       -----------  ----------     ---        -------      -----

Executive                  4           1            1            2            8
Administrative/
Marketing/
Professional               3           1            1           22           27
Engineering                0           0            2            5            7
Technical                  0           2            3           70           75
                           ----------------------------------------------------

Total                      7           4            7           99          117


The Company expects to realize a substantial increase to its employment base as it continues to expand and grow its number of customers.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases 2,000 square feet of general office space in downtown Charleston, South Carolina, which serves as its office, operations center and head-end plant for the Charleston, South Carolina area that provides bandwidth administration and the interface between the cable system and the Internet. The Company's lease runs through October 2000 at a monthly rental of $2,000. With the acquisition of Cable Systems, the Company assumed its lease of 3,260 square feet of general office space in Markham, Ontario, Canada that serves as the principal offices and operations center for Cable Systems. This Cable Systems lease has a remaining term of one year at a monthly rental of $1,635. Further, Cable Systems has leased four branch offices at various locations in the United States and Canada.

These leases are for approximately 7,940 square feet in aggregate with a combined monthly rental rate of $3,144. These Cable Systems lease terms will expire over the next 2 years. These leased spaces are used as field offices for the operations of Cable Systems. In addition, with the acquisition of CAD, the Company assumed its lease of 1,675 square feet of general office space in Parsippany, New Jersey. This CAD lease has a remaining term of 1 year at a monthly rental of $2,544. The Company expects to relocate its corporate headquarters to the West Chester, Pennsylvania area. The Company is in discussions to lease, as its headquarters, approximately 5,000 square feet of executive office space for a term of five years at an initial rate of twenty dollars ($20.00) per square foot per year.

ITEM 3. LEGAL PROCEEDINGS.

         Currently, the Company is not a party to any material Legal Proceedings. The Company has been served with a complaint from a vendor which demands less than $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and will vigorously pursue its defense of this claim and any counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the Fiscal 1999. At the Annual Shareholder meeting held January 25, 2000, the security holders: (A) approved the 1999 Stock Option Plan; (B) elected Michael F. Mulholland as Chairman, Mark A. Kearney as a Director and Joseph Melanson as a Director; and (C) ratified the appointment of Friedman, Alpren & Green, LLP, as the Company's certified public accountants for 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       As of April 4, 2000, the Company had 10,063,811 shares of common stock outstanding. The Company's common stock trades under the trading symbol of "ICBL" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The following table sets forth, for the period indicated, high and low bid quotations for the Company's common stock. These over-the-counter bid quotations do not reflect retail mark-up, markdown and or commission and may not necessarily represent actual transactions.

Quarter ended        High Bid                       Low Bid
------------------------------------------------------------
March 31, 1998          $4.50                        $3.00
June 30, 1998           $5.75                        $3.125
September 30, 1998      $4.25                        $1.25
December 31, 1998      $5.625                        $1.031
March 31, 1999         $20.25                        $5.562
June 30, 1999         $12.125                        $6.25
September 30,1999      $7.937                        $4.25
December 31,1999      $14.125                        $4.562


         The closing high and low bid quotations for the Company's common stock on April 4, 2000 were $13.36 and $9.75, respectively.

         NUMBER OF STOCKHOLDERS. At December 31, 1999, the Company had 156 stockholders of record and an estimated 700 beneficial stockholders with shares registered in street name, as determined from the records of Depository Trust

Company. At June 30, 1999, the Company had 107 stockholders of record and an estimated 680 beneficial stockholders with shares registered in street name. At April 4, 2000, the number of stockholders of record was 157 and the estimated number of stockholders with shares held in street name was 750.

         DIVIDENDS. Dividends on the common stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, as and if declared by the Board of Directors. The Company has not declared or paid any dividends on the common stock since inception and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of its Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements and its financial condition, as well as other factors that the Board of Directors deems relevant.

         TRANSFER AGENT. The Company's transfer agent and stock registrar is Interstate Transfer Company, 6084 S. 900 E., Suite 101, Salt Lake City, UT 84121; Telephone (801) 281-9746; web address www.interstatetransfer.com.

         RECENT SALE OF UNREGISTERED SECURITIES. During the period October 1999 through January 2000, the Company, through a placement agent, raised approximately $9,080,000 of gross proceeds through the sale of 1,816,000 shares of its common stock under a private placement offering (the "Offering"). Of the total gross proceeds raised in the Offering, approximately $7,550,000 had been raised as of December 31, 1999 through the sale of 1,510,000 shares. These shares were sold to a total of 79 Accredited Investors; as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. During the fiscal year ended June 30, 1999, the Company sold 419,437 shares of its common stock with aggregate approximate gross proceeds of $847,000 to a total of 17 investors in reliance upon an exemption from registration pursuant to Rule 504 under the Securities Act of 1933, as amended. The net proceeds from the sale of the common stock were used for general corporate purposed and working capital. The common stock was sold directly by the Company without a placement agent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         GENERAL. When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. The Company is a provider of broadband infrastructure services and wireless network solutions to the cable industry and business-to-business marketplace. As of this December Period report, the Company is no longer considered a Development Stage Company as had been shown in the Fiscal 1999 report. The Company closed a private placement of its securities, which provided for working capital and shareholder equity to support ongoing operations.

RESULTS OF OPERATIONS FOR TRANSITION PERIOD SIX MONTHS ENDED DECEMBER 31, 1999 ("December Period") AND SIX MONTHS ENDED JUNE 30,1999 ("June Period") AND FISCAL YEARS ENDED JUNE 30, 1999 ("Fiscal 1999") AND 1998 ("Fiscal 1998")

         SALES. Sales for the December Period were $14,888 as compared to sales of $21,095 for the June Period. Sales for Fiscal 1999 were $24,016 as compared to sales for Fiscal 1998 of $50,410. During the December Period and Fiscal 1999 the Company focused its limited resources, both capital and personnel, on the completion of strategic acquisitions and raising capital. As a result of this focus, the Company had little resources to pursue current one time revenue. The Company believes that with the completion of the acquisitions it will be able to obtain increased revenue growth in the future. The revenue generated during the year was through the sale of excess bandwidth to businesses located in the Charleston, South Carolina region that will allow the Company to enjoy a continued revenue stream, rather than the one time sales revenue experienced in Fiscal 1998.

         COST OF SALES. Cost of sales for the December Period was $37,983 and for the June Period was $50,445. The decrease in December Period cost of sales mirrors the decrease in sales when compared to the June Period. Fiscal 1999 cost of sales were $54,073 as compared to $52,887 for Fiscal 1998. Although the Company experienced a decrease in sales, cost of sales increased slightly due to the $15,000 write off of worthless inventory on June 30, 1999, which had been accumulated during Fiscal 1999. The write off is reflected in cost of sales as a result of its accumulation during Fiscal 1999 and therefore is not reflected in the Fiscal 1998 balance sheet.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense ("G&A") for the December Period was $615,088 as compared to the June Period expense of $388,732. The largest portion of this increase from the June Period to the December Period, $208,544 or 92% of the difference, was incurred in professional fees related to assisting the Company in its private placement offering and acquiring CAD and Cable Systems. G&A expenses for Fiscal 1999 were $783,162 compared to the Fiscal 1998 charge of $489,102.

         STOCK BASED COMPENSATION. The stock based compensation-employees & directors was $2,638,085 in the December Period and $219,213 in both the June Period and Fiscal 1999. There was no stock based compensation-employees & directors in Fiscal 1998. These expenses were driven by the issuance of stock warrants and options to members of the new management team. The warrants and options were issued under the 1999 Stock Option Plan and the expense was based on an estimate of the fair value of the warrant/option on the date of issuance using the Black-Scholes Option Valuation Model ("Black-Scholes"). The Company incurred other stock based compensation; that is stock for services in Fiscal 1999 of $383,750 and $1,142,875 in Fiscal 1998. The Company accounts for stock warrants and options issued to non-employees under the fair value method. The fair value of these warrants and options was calculated at the date of issuance using Black-Scholes.

         INTEREST EXPENSE. For the December Period, interest expense was $127,087 compared to the $16,280 incurred during the June Period. The interest was incurred when the Company borrowed operating capital in the form of bridge loans to fund the Company until its placement of securities could be closed. Interest expense for Fiscal 1999 was $16,280 compared to $15,925 for Fiscal 1998.

         PENALTY EXPENSE. Penalty expense for the December Period, June period and Fiscal 1999 was $0 compared to $68,245 for the Fiscal 1998. The decrease was due to payment in February 1999 of the outstanding amount due. In addition, there was an over accrual of penalty expense in Fiscal 1998, which was adjusted for in Fiscal 1999, as there were no additional amounts due.

         NET LOSS. Of the net loss of $3,403,355 for the December Period, approximately 78% of this amount was incurred in stock based compensation costs for the installation of the new management team. The net loss for the June

Period was $1,554,380. The net loss for Fiscal 1999 was $1,657,462 compared to the net loss of $1,718,633 for Fiscal 1998 fiscal year, a decrease of $61,171, or approximately four percent. The Company expects a substantial decrease in losses going forward as the Company completes the integration of the operations of its acquisitions into the Company.

         LIQUIDITY AND CAPITAL RESOURCES. Since inception, the Company had financed its operations primarily through a combination of private sales of equity securities and non-interest bearing loans from the Company's executive officers and interest bearing loans from private investors. At December 31, 1999 the Company had cash of $1,531,708 and at June 30, 1999, the Company's cash was $51,448. The increase was a result of the additional financing received by the Company. The Company incurred development stage losses of $3,792,149 since inception through June 30, 1999. Current assets exceed current liabilities by $599,483 at December 31, 1999. The Company completed the Offering of its securities, in January 2000, realizing approximately $9,080,000 in gross proceeds through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased. These warrants are exercisable over a 5-year term with a strike price of $10.00 per share. The Company completed a Rule 504 Offering in December of 1998 of approximately $847,000 in gross proceeds through the sales of the Company's common stock at $2.00 per share. From May through November 1999, the Company engaged an outside agent to sell $700,000 of 10% two-year promissory notes. These notes were pre-payable out of any public or private financing resulting in gross proceeds of $5,000,000, or if the Company merges with another company with at least $5,000,000 in cash. As of June 30, 1999 the Company had raised a total of $200,000 in gross proceeds of such bridge loan. The Company raised a total of $650,000 in gross proceeds before the closing of the private placement. Investors in the promissory notes also received an aggregate of 325,000 warrants, entitling the holder to purchase an aggregate of 325,000 shares of common stock for a period of five years at $3.00 per share. The promissory note investors, at June 30, 1999, had warrants to acquire 100,000 shares of common stock for a period of five years at $3.00 per share. The Company repaid the bridge loan from the private offering completed in January 2000.

         The Company's capital requirements primarily relate to acquisitions of Cable Systems and CAD, working capital and investments in the network computer and cable equipment. In addition, the Company is seeking capital to help facilitate strategic alliances. For acquisition purposes and for supplemental strategies, the Company foresees its cash requirements for operations for the next 12 months to be approximately $3,000,000 to $5,000,000. The Company expects to satisfy this need through proceeds of a debt placement and additional security placements, if necessary, within the next 6 months. The Company plans to finance its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing. The Company is meeting with various sources of capital to satisfy its equity requirements as it plans for its growth strategy. However, there is no assurance that the Company will be able to obtain such financing on terms acceptable to the Company. The Company believes if it is able to obtain at least $3,000,000 in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, or if at all.

         YEAR 2000. As of the date of this report, the Company has not experienced any Year 2000 related problems. Year 2000 computer issues could have created certain risks for the Company, although the Company believes that such risks were less significant than those faced by many companies due to the fact the Company's current operations commenced in 1997. If the Company's internal and network information systems do correctly recognize and process date information beyond the year 1999, there should be no adverse impact on the Company's operations, except as the Company may experience as a result of failure of other servers connected to the Internet which are beyond the Company's control. The Company initiated a comprehensive program (the "Program") to address Year 2000 readiness in its systems and with its customers' and suppliers' systems. The Program was designed to gather information regarding the Year 2000 compliance of products and services that are required by the Company to deploy its services. Under the Program, assessment and remediation proceeded in tandem and was completed by the Company as of June 30, 1999. These activities were intended to encompass all major categories of systems in use by the Company. The costs incurred related to the Program have not been material. The total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change. The Company also is communicating with its significant suppliers to determine the extent to which the Company is vulnerable to such suppliers' failure to remedy their own Year 2000 issue. The Company has already received assurances of Year 2000 compliance from a number of those suppliers. Most of the suppliers have no contractual obligations under existing contracts with the Company to provide such information to the Company. The Company is taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems or a failure to fully identify all Year 2000 dependencies in the Company's existing system and in the systems of its suppliers could have material adverse consequences. Therefore, the Company has developed contingency plans for continuing operations in the event such problems arise.

FUTURE IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and was subsequently amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. Adoption of SFAS No. 133 is required as of July 1, 2000, and will not have a material impact on the results of operations of the Company.

SFAS No. 131, "Disclosure about Segment of an Enterprise and Related Information" is not applicable to the Company for the six months ending December 31, 1999 and for the fiscal years ended June 30, 1999 and 1998 as the Company does not have segments as defined by SFAS No. 131.

ITEM 7. FINANCIAL STATEMENTS. The financial statements appear in a separate section of this report following item 13.

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

         During the Company's 1997 and 1998 fiscal years audited by Durland and during the period subsequent to the last such fiscal year up to and including the date the Company engaged another independent auditor for the 1999 fiscal year, there were no disagreements between the Company and Durland on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. No audit procedures had been undertaken by Durland for the six-month period ending December 31, 1999 or for the fiscal year ended June 30, 1999.

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

         The Company engaged Friedman Alpren & Green, LLP certified independent accountants of New York, New York on July 8, 1999 to audit its financial statements at and for the six months ended December 31, 1999 and for the fiscal year ending June 30, 1999. Neither the Company nor anyone on its behalf at any time consulted the newly engaged accountant regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement (there being none) or a reportable event (there being none). The change in the Company's independent auditor was approved by the Company's board of directors committee or by the board of directors.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

NAME                           AGE            ALL POSITIONS WITH COMPANY
--------------------------------------------------------------------------
Michael F. Mulholland           50             Chairman; Chief Executive
                                                   Officer
Joseph M. Melanson              43             Director; President of Cable
Mark A. Kearney, Esq.           37             Director
Robert F. Bronner               60             Chief Operating Officer;
                                                   Secretary
Craig Lerman                    38             President of CAD
William F. Walsh                49             Chief Financial Officer;
                                                   Treasurer

         MICHAEL F. MULHOLLAND is the Chairman of the Board of Directors and Chief Executive Officer of the Company and is responsible for overseeing all facets of the Company's daily operations and long-term planning. Mr. Mulholland joined the Company as a consultant in September 1999 and became the Chief Executive Officer in December 1999. Prior to joining the Company, Mr. Mulholland spent twelve years in management positions with SunGard Data Systems ("SunGard") of Wayne, Pennsylvania (NYSE: "SDS") with the last nine years as Chairman, Chief Executive Officer and President of SunGard Recovery Services, Inc., a division of SunGard. Before that, he spent twelve years in sales management at McDonnell Douglas Corporation, St. Louis, Missouri. Mr. Mulholland graduated from Temple University of Philadelphia, Pennsylvania.

        JOSEPH M. MELANSON is a Director of the Company and President of Cable Systems, the Company's recent acquisition which was completed January 4, 2000. Mr. Melanson has continuously served as the Chief Executive Officer of Cable Systems since founding the company in 1995. Prior to that, he was the Chief Executive Officer of Cansel Software Limited, a database software company he founded in 1988.

         MARK A. KEARNEY, ESQUIRE is a Director of the Company and a shareholder in the law firm of Elliott Reihner Siedzikowski and Egan, P.C. with offices throughout Pennsylvania. His national practice is concentrated in commercial and financial litigation with special emphasis on investor rights and the representation of business directors, officers and managers in entrepreneurial enterprises. He received his B.A. with honors and his J.D. from Villanova University. He is a member of the Bars of the State of Delaware, the Commonwealth of Pennsylvania, the United States Courts of Appeals for the Third and Eleventh Circuits and the United States District Courts in Pennsylvania and Delaware.

              ROBERT F. BRONNER is the Chief Operating Officer and Secretary of the Company. Mr. Bronner joined the Company as a consultant in December 1999 and became the Chief Operating Officer in January 2000. He is responsible for directing all facets of the day-to-day operations of the Company. Prior to joining the Company, Mr. Bronner spent fourteen years in executive positions with SunGard with his last position as Chief Operating Officer of SunGard Recovery Services, Inc., a division of SunGard. Before that, he spent three years in directing the operations and sales for his own software company. Prior to that, he spent seven years with Sun Company in various marketing, sales and business development positions. Mr. Bronner graduated with a BA in Economics from Monmouth College, Monmouth, Illinois and MA in Business from Central Missouri State University in Warrensburg, Missouri.

              CRAIG LERMAN is the President of CAD, the recently acquired wireless division of the Company. Mr. Lerman, the founder and sole shareholder of CAD, served as CAD's Chief Executive Officer since its inception in 1993. Prior to that Mr. Lerman had worked as an electrical engineer for Becton Dickinson of Parsippany, New Jersey for two years where he designed medical diagnostic equipment. He had also worked for AT&T Bell Labs of Holmdel, New Jersey as a systems engineer. He is an honors graduate of New Jersey Institute of Technology of Newark, New Jersey.

         WILLIAM F. WALSH, CPA is the Chief Financial Officer and Treasurer of the Company. Mr. Walsh joined the Company as a consultant in December 1999 and became the Chief Financial Officer in January 2000. He is responsible for overseeing all facets of the financial and administrative affairs of the Company. Prior to joining the Company, Mr. Walsh was the sole proprietor of a consulting firm, which he originally founded in 1986. Mr. Walsh has also served as the Chief Operating Officer of Brandywine Health Services, Inc. of Coatesville, Pennsylvania and spent seven years as a consultant and auditor for Coopers & Lybrand, (now PriceWaterhouseCoopers). He is a graduate of the Pennsylvania State University.

         There is no family relationship between any of the above named officers or directors.

         Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. The directors were most recently elected at the annual meeting of stockholders held on January 25, 2000.

Committees and Meetings of the Board

           The Board of Directors has established an Audit Committee and a Compensation Committee. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent auditors to serve the Company, reviewing the independent auditors reports, services and results of audit, and reviewing the scope, results and adequacy of the Company's internal control procedures. The Audit committee consists of Directors who are not officers of the Company or any affiliates thereof. The Compensation Committee is responsible for periodically reviewing and evaluating officers' compensation and administering the Company's Stock Options Plan(s).

           The Company will pay a stipend of $500 per meeting of the Board, or any committee thereof, for outside directors and reimburse directors and committee members for all ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof. In addition, the Company will issue to committee members an option to purchase 25,000 shares of the Company's common stock exercisable at a price equal to the fair market value of the stock as of the date such directors are appointed to serve on such committees.

           During the year ended December 31, 1999, the Company's Board of Directors met seven (7) times on the following dates: December 7, 1998, December 24, 1998, January 22, 1999, January 26, 1999, February 25, 1999, April 29, 1999
and May 18, 1999, at which all of the directors were present and acted by written consent in lieu of a meeting five (5) times on the following date:
December 7, 1998, December 24, 1998, February 25, 1999, April 29, 1999 and May 18, 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's registration under Section 12(g) of the Securities Exchange Act of 1934, as amended, became effective on July 8, 1999. Prior to that date, directors, officers and holders of more than ten percent of the Company's common stock were not subject to the beneficial ownership reporting requirements of Section 16(a) of said act. The following table sets forth the name of each former director, officer and holder of more than ten percent of the Company's common stock and for each such person, the number of late reports, the number of transactions that were not reported on a timely basis (none), and any known failure to file a required Form 3, 4 (none) or 5 which were required to be filed after the effective date of the Company's annual report.

                                      FORM 3          FORM 5
                                      ------          ------
J. Robert Jones                         1                1
Timothy R. Karnes                       1                1
Lisa B. Safford                         1                1
Mark E. Gould                           1                1


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the cash compensation paid to the Company's current and former officers during each of the three fiscal years ended December 31, 1999, 1998 and 1997 paid to the Company's Chief Executive Officer. There was one other person whose compensation at the end of the above years was equal or greater than $100,000.

NAME                   FISCAL YEAR         POSITION(S)         SALARY
----                   -----------         -----------          ------
Timothy R. Karnes          1997            President          $ 70,000
                           1998            President          $ 70,000
                           1999            President          $ 70,000

Michael F. Mulholland      1999            Consultant         $100,000


         In addition to cash compensation for 1999, on January 22, 1999 the Company issued common stock purchase warrants exercisable to purchase 250,000 shares of common stock to Mr. Karnes and common stock purchase warrants exercisable to purchase 150,000 shares of common stock to Mr. Jones. The warrants are exercisable for a period of five years from the date of issuance at a price of $2.50 per share.

         The following table sets forth certain information about common stock purchase warrants or options issued to directors and executive officers during 1999. Prior to 1999, the Company granted 300,000 common stock purchase warrants to J. Robert Jones. No other warrants or options were issued to management prior to 1999.

                                 % OF
                    NUMBER OF    TOTAL                EXERCISE
NAME                SHARES      GRANTED     PRICE      EXPIRE
--------------      ---------   -------    -------   ----------
J. Robert Jones       150,000       3%       $2.50     1/21/04
Timothy R. Karnes     250,000       6%       $2.50     1/21/04
Michael F.
Mulholland          1,500,000      34%      $4.625     8/30/04
Joseph Melanson     1,200,000      27%      $6.125    11/10/04
Robert F. Bronner     400,000       9%       $5.00    10/31/04
Craig Lerman          200,000       5%       $5.50    10/07/04
William F. Walsh      300,000       7%       $5.00    10/31/04

         Lisa B. Safford, a former director of the Company, was issued common stock purchase warrants to purchase 50,000 shares of common stock for her services as and during the time she was a director of the Company.

        Michael Jones, a former director of the Company, was issued common stock purchase warrants to purchase 50,000 shares of common stock for his services as and during the time he was a director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of the date of April 4, 2000, the names and beneficial ownership of the Company's common stock beneficially owned, directly or indirectly, by (i) each person who is a director or executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all holders of 5% or more of the outstanding shares of common stock of the Company.



NAMES AND ADDRESS OF     AMOUNT AND NATURE     PERCENTAGE OF
BENEFICIAL OWNER(1)      OF BENEFICIAL         OUTSTANDING
                         OWNERSHIP (2)
--------------------------------------------------------------------------------

Timothy R. Karnes...........2,071,600(3)            20.1%
J. Robert Jones.............1,000,375(4)             9.5%
Lisa B. Safford.............   65,000(5)                *
Michael F. Mulholland.......  375,000(6)             3.6%
William F. Walsh............   75,000(7)                *
Robert F. Bronner...........  100,000(8)                *
Joseph M. Melanson..........  300,000(9)             2.9%
Craig Lerman................  500,000(10)            4.9%
Mark Gould
639 Cleveland Street
Clearwater, Fl 33755.......   538,826                5.5%
All directors and officers
As a group (8 persons)
(3)(4)(5)(6)(7)(8)(9)(10).. 4,486,975               38.3%


* Less than one %.
(1) Except as set forth above, the address of each individual is 263 King Street, Charleston, South Carolina 29401.
(2) Based upon information furnished to the Company by either the directors and executive officers or obtained from the stock transfer books of the Company. The Company is informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of the date of this Proxy, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.






(3) Includes 250,000 shares of common stock issuable upon warrants/options that are currently exercisable or exercisable within the next 60 days.
(4) Includes 450,000 shares of common stock issuable upon warrants/ options that are currently exercisable or exercisable within the next 60 days.
(5) Includes 50,000 shares of common stock issuable upon warrants that are currently exercisable or exercisable within the next 60 days.
(6) Includes 375,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(7) Includes 75,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(8) Includes 100,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(9) Includes 300,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(10) Includes 50,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         At December 31, 1999, notes payable to stockholders of the Company of $130,000, which bore interest at 10% per annum, were repaid in January 2000 together with accrued interest.

         Notes payable to officers and/or stockholders of the Company, for an aggregate of $55,000, which bore interest at 7% per annum, were repaid in January 2000 together with accrued interest.

         During the year ended June 30, 1998, the Company received advances of $94,000 from a former director and stockholder, bearing interest at 7% a year, which was repaid during the year ended June 30, 1999.

         Pursuant to the acquisition of CAD, non-interest bearing notes receivable at December 31, 1999, of $40,000, from an officer/stockholder were due on various dates through October 15, 1999.

ITEM 13. EXHIBITS LISTS AND REPORTS ON FORM 8-K AND FORM 10G.

1.       Exhibits

2.1 Share Purchase Agreement dated July 8, 1999, by and between 1291973 Ontario Limited, Eugene Harbin, Joseph Melanson, Ontario Cable and Contracting Incoporated, Rupel Holdings Inc., Ryon Future Inc., Vonda Thompson and Intenet Cable Corporation***

2.2 Agreement and Plan of Merger dated October 8, 1999, by and between Internet Cable Corporation, ICC Acquisition Corp., CAD Consultants, Inc. and Craig Lerman***

3.1      Articles of Incorporation, as amended*

3.2      Bylaws*

10.1     Sale and Purchase Agreement Cable Systems, TSI

10.2     Agreements with US Cable Costal-Texas, L.P.

10.3     Cable System Installation Agreement with Intermark Associates V,LLC*

10.4     Agreement with Intermark Management, Inc.*

10.5     Agreement with Shangri'La Vacation & Exchange*

16.1     Letter re: change in certifying accountant**

23.1     Consent of Friedman, Alpren & Green, LLP

23.2     Consent of Durland & Company

27.      Financial data schedule

99.1 Cable Systems Technical Services Inc - Financial Statements for the years ended December 31, 1999 and 1998

99.2 CAD Consultants, Inc. - Financial Statements for the years ended December 31, 1999 and December 31, 1998

99.3 Unaudited Pro Forma Financial Statements of Internet Cable Corporation, Cable Systems Technical Services Inc. and CAD Consultants Inc.

*          Incorporated by reference to the Company's Form 10-12G, filed on May
           10, 1999.
** Incorporated by reference to the Company's Form 8K, as amended, filed on August 4, 1999
*** Incorporated by reference to the Company's Form 8K, as amended, filed on January 19, 2000
**** Incorporated by reference to the Company's Form 8K, as amended, filed on March 17, 2000

                           INTERNET CABLE CORPORATION

                              FINANCIAL STATEMENTS

                     SIX MONTHS ENDED DECEMBER 31, 1999 AND
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                          INDEX TO FINANCIAL STATEMENTS






Independent Auditors' Report                                                1

Financial Statements

   Balance Sheet as of december 31, 1999 and June 30, 1999                  2

   Statement of Operations
      Six Months Ended december 31, 1999 and Years Ended
        June 30, 1999 and 1998                                              3

   Statement of Cash Flows
      Six Months Ended december 31, 1999 and Years Ended
        June 30, 1999 and 1998                                              4

   Statement of Changes in Stockholders' Equity (Deficiency)
      Six Months Ended december 31, 1999 and Years Ended
        June 30, 1999 and 1998                                              5

   Notes to Financial Statements                                          6-15

FRIEDMAN                                                     1700 BROADWAY
ALPREN &                                                     NEW YORK, NY 10019
GREEN LLP                                                    212-582-1600
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                 FAX 212-265-4761
                                                             www.nyccpas.com






                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   INTERNET CABLE CORPORATION


           We have audited the accompanying balance sheet of INTERNET CABLE CORPORATION as of December 31, 1999 and June 30, 1999, and the related statements of operations, cash flows and changes in stockholders' equity (deficiency) for the six months ended December 31, 1999 and the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of INTERNET CABLE CORPORATION for the year ended June 30, 1998 were audited by other auditors whose report dated January 18, 1999 expresses an unqualified opinion on those statements.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of INTERNET CABLE CORPORATION as of December 31, 1999 and June 30, 1999, and the results of its operations and its cash flows for the six months ended December 31, 1999 and the year ended June 30, 1999, in conformity with generally accepted accounting principles.





Friedman Alpren & Green LLP


New York, New York
March 21, 2000


                           INTERNET CABLE CORPORATION

                                  BALANCE SHEET


                                     ASSETS
                                     ------
                                                                     December 31,      June 30,
                                                                         1999            1999
                                                                  --------------   ------------
Current assets
   Cash                                                             $  1,531,708    $    51,448
   Notes receivable                                                       40,000         25,000
   Receivable and other current assets                                     2,385          7,159
   Inventories                                                            29,200           --
                                                                     -----------    -----------

             Total current assets                                      1,603,293         83,607

Deposits on acquisitions                                               5,652,576           --
Property and equipment - at cost, less accumulated
   depreciation                                                           52,993         60,833
Other assets                                                               2,000         27,000
                                                                     -----------    -----------

                                                                      $7,310,862    $   171,440
                                                                      ==========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Notes payable, net of unamortized discount of $400,136
      and $158,000                                                  $    249,864    $    42,000
   Notes payable, stockholders                                           130,000         55,000
   Accounts payable and accrued expenses                                 623,946        213,059
   Loans payable, stockholder                                               --            4,559
                                                                     -----------    -----------

             Total current liabilities                                 1,003,810        314,618
                                                                     -----------    -----------

Commitments                                                                 --             --

Stockholders' equity (deficiency)
   Preferred stock, $.001 par value; 5,000,000 shares
      authorized, none issued                                               --             --
   Class A common stock, $.001 par value; 5,000,000
      shares authorized, none issued                                        --             --
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 9,270,311 and 7,703,861 shares issued
      and outstanding                                                      9,269          7,703
   Additional paid-in capital                                         13,693,287      3,641,268
   Stock subscription receivable                                       ( 200,000)          --
   Accumulated deficit                                                (7,195,504)    (3,792,149)
                                                                     -----------    -----------

             Total stockholders' equity (deficiency)                   6,307,052     (  143,178)
                                                                     -----------    -----------

                                                                     $ 7,310,862       $171,440
                                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.



                           INTERNET CABLE CORPORATION

                             STATEMENT OF OPERATIONS


                                                     SIX MONTHS
                                                        ENDED
                                                     DECEMBER 31,                  YEARS ENDED JUNE 30,
                                                                         ---------------------------------
                                                        1999                    1999                     1998
                                               ---------------------     -----------------         -----------------
 Revenues
   Sales and services                           $           14,888                $ 24,016                  $ 50,410
                                                ------------------       -----------------         -----------------


Costs and expenses
   Cost of revenues                                         37,983                  54,073                    52,887
   General and administrative                              615,088                 783,162                   489,102
   Stock issued for services                               -                       383,750                 1,142,875
   Stock-based compensation                              2,638,085                 219,213                     -
                                                ------------------       -----------------         -----------------

                                                                                 1,440,198                 1,684,864
                                                ------------------       -----------------         -----------------

             Loss from operations                       (3,276,268)        (     1,416,182)          (     1,634,454)
                                                ------------------       -----------------         -----------------

Other expenses
   Interest                                                127,087                  16,280                    15,925
   Penalty                                                 -                         -                        68,254
   Settlement of litigation                                -                      225,000                      -
                                                ------------------       -----------------         -----------------

                                                           127,087                 241,280                    84,179
                                                ------------------       -----------------         -----------------

             Net loss                                   (3,403,355)        (     1,657,462)          (     1,718,633)

Accumulated deficit, beginning of period                (3,792,149)        (     2,134,687)          (       416,054)
                                                ------------------       -----------------         -----------------

             Accumulated deficit, end
                of period                       $       (7,195,504)      $(      3,792,149)        $(      2,134,687)
                                                ==================       =================         =================

Weighted average common shares
   outstanding                                           7,901,906               7,318,665                 4,762,107
                                                ==================       =================         =================

Basic and diluted loss per share                $            (.43)        $           (.23)         $           (.36)
                                                ==================       =================         =================


The accompanying notes are an integral part of these financial statements.



                           INTERNET CABLE CORPORATION

                             STATEMENT OF CASH FLOWS




                                                                SIX MONTHS
                                                                   ENDED
                                                               DECEMBER 31,                       YEAR ENDED JUNE 30,
                                                                                      -------------------------------
                                                                   1999                     1999                      1998
                                                           -------------------        ----------------         -----------
Cash flows from operating activities
   Net loss                                                  $ (   3,403,355)          $ (   1,657,462)          $ (   1,718,633)
   Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation and amortization                                  7,840                    13,108                     9,370
        Amortization of discounts on notes payable                    96,114                     -                         -
        Provision for doubtful accounts                                -                         -                        28,968
        Franchise rights adjustment                                    -                        95,833                     -
        Accrued expenses adjustment                                    -                 (      85,900)                    -
        Common stock issued for services, interest
           and litigation settlement                                 282,250                   608,750                 1,142,875
        Stock-based compensation                                   2,638,085                   219,213                     -
        Changes in assets and liabilities
           Receivable and other current assets                         4,774             (       7,159)                    -
           Inventories                                         (      29,200)                    -                         -
           Other assets                                               25,000             (      25,000)            (       2,000)
           Accounts payable and other current
             liabilities                                              30,887             (      43,693)                  295,059
                                                             ---------------           ---------------           ---------------

             Net cash used in operating activities             (     347,605)            (     882,310)            (     244,361)
                                                             ---------------           ---------------           ---------------

Cash flows from investing activities
   Note receivable                                             (      15,000)            (      25,000)                    -
   Deposits on acquisitions                                    (   5,652,576)                    -                         -
   Acquisition of property and equipment                               -                 (      26,358)            (      52,786)
   Loans receivable                                                    -                         -                         1,500
                                                             ---------------           ---------------           ---------------

             Net cash used in investing activities             (   5,667,576)            (      51,358)            (      51,286)
                                                             ---------------           ---------------           ---------------
Cash flows from financing activities
   Notes payable, stockholders                                        75,000                    55,000                     -
   Notes payable                                                     450,000                   200,000                     -
   Loans payable, stockholders                                 (       4,559)            (      98,338)                  102,897
   Issuance of common stock                                        7,350,000                   847,124                   152,500
   Stock offering costs                                        (     375,000)            (      20,000)                    -
                                                             ---------------           ---------------           -----------
             Net cash provided by financing activities             7,495,441                   983,786                   255,397
                                                             ---------------           ---------------           ---------------
Net increase (decrease) in cash and cash equivalents               1,480,260                    50,118             (      40,250)
Cash and cash equivalents, beginning of period                        51,448                     1,330                    41,580
                                                             ---------------           ---------------           ---------------
Cash, end of period                                          $     1,531,708           $        51,448           $         1,330
                                                             ===============           ===============           ===============

Supplemental noncash financing activities
   Issuance of common stock for services, interest
      and settlement                                         $       282,250           $       608,750           $     1,142,875

   Stock-based compensation charged to expense                     2,638,085                   219,213                     -







   The accompanying notes are an integral part of these financial statements.


                           INTERNET CABLE CORPORATION

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

    SIX MONTHS ENDED DECEMBER 31, 1999 AND YEARS ENDED JUNE 30, 1999 AND 1998





                                                                                                                           TOTAL
                                                 COMMON STOCK                ADDITIONAL     STOCK                      STOCKHOLDERS'
                                       ----------------------------           PAID-IN     SUBSCRIPTION    ACCUMULATED     EQUITY
                                             SHARES          AMOUNT           CAPITAL     RECEIVABLE       DEFICIT      (DEFICIENCY)
                                       ----------------   --------------    ------------  ------------   -----------    -----------

Balance, July 1, 1997                       4,294,050     $      4,294      $   545,896   $(109,681)   $(    416,054)    $   24,455
Stock subscription                          2,400,000            2,400            -        (  2,400)           -              -
Issuance of common stock
   Services                                 7,995,004            7,995        1,234,880     -                  -          1,242,875
   Cash                                       543,333              543          151,957     -                  -            152,500
Reverse stock split                        (9,509,347)         ( 9,509)           9,509     -                  -              -
Cancellation of stock                      (  516,420)         (   517)             517     -                  -              -
Stock split                                 1,757,804            1,758      (     1,758)    -                  -              -
Subscription write-off                          -                -          (   112,081)    112,081            -              -
Net loss                                        -                -                -         -           (  1,718,633)    (1,718,633)
                                       --------------     ------------     ------------   ---------    -------------   ------------

Balance, June 30, 1998                      6,964,424            6,964        1,828,920     -           (  2,134,687)    (  298,803)
Issuance of common stock
   Services                                   259,000              259          374,241     -                  -            374,500
   Private placement                          386,437              386          772,488     -                  -            772,874
   Cost of private placement                    -                -          (    20,000)    -                  -         (   20,000)
   Cash                                        33,000               33           74,217     -                  -             74,250
   Litigation settlement                       45,000               45          224,955     -                  -            225,000
   Interest                                    21,000               21           10,479     -                  -             10,500
Cancellation of stock                      (    5,000)         (     5)     (     1,245)    -                  -         (    1,250)
Stock-based compensation                        -                -              219,213     -                  -            219,213
Issuance of common stock warrants in
   connection with notes payable                -                -              158,000     -                  -            158,000
Net loss                                        -                -                -         -           (  1,657,462)    (1,657,462)
                                       --------------     ------------     ------------   ---------    -------------   ------------

Balance, June 30, 1999                      7,703,861            7,703        3,641,268     -           (  3,792,149)    (  143,178)
Issuance of common stock
   Private placement                        1,510,000            1,510        7,548,490     -                  -          7,550,000
   Services                                    56,450               56          282,194     -                  -            282,250
   Discounts on notes                           -                -              338,250     -                  -            338,250
   Cost of private placement                    -                -          (   755,000)    -                  -         (  755,000)
   Stock subscription                           -                -                -        (200,000)           -         (  200,000)
   Stock-based compensation                     -                -            2,638,085     -                  -          2,638,085
Net loss                                        -                -                -         -           (3,403,355)      (3,403,355)
                                       --------------     ------------     ------------   ---------    -----------     ------------

Balance, December 31, 1999                  9,270,311     $      9,269     $ 13,693,287   $(200,000)   $(  7,195,504)  $  6,307,052
                                       ==============     ============     ============   =========    =============   ============





   The accompanying notes are an integral part of these financial statements.

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1 - ORGANIZATION

            Internet Cable Corporation (the "Company"), which was organized under the laws of the State of Nevada on February 15, 1995, conducts business from its headquarters in Charleston, South Carolina. The Company is in the process of entering the market for providing high-speed cable access to the Internet for businesses and individuals. The Company has concentrated its activities in the State of South Carolina, and substantially all of its sales and activities have been with one customer.


2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Basic and Diluted Loss Per Share

             Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods. Stock warrants and options have been excluded from diluted loss per share and have not been presented because their effect would have been antidilutive.

      Revenue Recognition

             The Company, which has no significant operations and revenue, expects to bill Internet access each month in advance, and recognize revenues the following month, when services are provided.

      Long-Lived Assets

             Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.





                                   (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Income Taxes

             The Company, which accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", calculates deferred tax assets and liabilities using the asset and liability method. Deferred income taxes arise from net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities, using enacted income tax rates. Valuation allowances are established until realization of deferred tax assets is assured.

      Comprehensive Income

             SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of comprehensive income (loss), which consists of net income or net loss and other comprehensive income. Other comprehensive income (loss) consists of unrealized gains and losses that are not recorded in the traditional statement of operations and, instead, are presented as a separate section of stockholders' equity on the balance sheet. During the years ended December 31, 1999 and 1998, the Company had no other comprehensive income.

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



                                   (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      New Accounting Standards

             SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements by the Company is required as of July 1, 2000, and will not have a material impact on the results of operations of the Company.

      Reclassifications

             Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


3 - PROPERTY AND EQUIPMENT

             Property and equipment consist of furniture and equipment of $79,144 at December 31, 1999 and June 30, 1999, less accumulated depreciation of $26,151 and $18,311, respectively.

             Depreciation expense was $7,840, $13,108 and $5,203 for the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998, respectively.


4 - NOTES PAYABLE

             The Company engaged an outside agent to sell up to $700,000 of 10% two-year promissory notes, with 350,000 detachable warrants entitling the holders to purchase an aggregate of 350,000 shares of common stock for a period of five years.


                                   (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



4 - NOTES PAYABLE (Continued)

             During 1999, the Company issued notes totaling $650,000 to eight unrelated parties. In connection therewith, the Company issued warrants to purchase 325,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants are redeemable upon issuance and expire in 2004. No warrants were redeemed during 1999. The Company has valued the warrants at $496,250, which was recorded as a debt discount and amortized over the life of the notes. Amortization expense for the six months ended December 31, 1999 was $96,114, and was deemed immaterial for the year ended June 30, 1999. Commission expense relating to these notes was $58,500 for the six months ended December 31, 1999 and $26,000 for the year ended June 30, 1999. These notes were repaid in January 2000 together with accrued interest.


5 - RELATED PARTY TRANSACTIONS

             At December 31, 1999 and June 30, 1999, notes payable to stockholders of $130,000 and $55,000, respectively, bore interest at 10% and 7% a year, respectively, and were repaid in January 2000 together with accrued interest.

             The noninterest-bearing notes receivable of $40,000 and $25,000 from an employee at December 31, 1999 and June 30, 1999, respectively, were due on various dates through October 15, 1999.


6 - DEFERRED INCOME TAXES AND LOSS CARRYFORWARDS

             Deferred tax assets and the related valuation allowances are as follows:



                                                        December 31,                June 30,
                                                           1999                      1999
                                                   -------------------        ----------------

          Net operating loss carryforwards          $       1,032,000         $        909,000
          Stock-based compensation                          1,697,000                   74,500
                                                    -----------------         -----------------

                                                            2,729,000                  983,500

          Less - Valuation allowance                       (2,729,000)                (983,500)
                                                    -----------------         -----------------

                    Net deferred tax asset          $        -0-              $       -0-
                                                    =================         =================




                                  (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


6 - DEFERRED INCOME TAXES AND LOSS CARRYFORWARDS (Continued)

             At December 31, 1999, the Company has available net operating loss carryforwards of approximately $3,036,000, which can be applied to Federal taxable income and expire during the years 2010 to 2019. The Company also has available net capital loss carryforwards of $268,000, which can be applied to net capital gains expiring in 2001 ($18,000) and 2002 ($250,000).


7 - COMMON STOCK

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

             During the six months ended December 31, 1999, the Company commenced a private placement offering which consisted of 1,816,000 units with a total sales price of $9,080,000. Each unit consists of one share of restricted common stock and a stock purchase warrant to purchase one-half share of common stock. In December 1999, the Company issued 1,510,000 units for $7,550,000. This private placement offering was completed on January 31, 2000.

             On December 8, 1999, the Company issued 56,450 restricted shares with a fair value of $282,250 for legal services rendered in connection with the acquisitions of two entities. These shares were valued at $5 per share.



                                  (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




8 - STOCK WARRANTS AND OPTIONS

             On August 10, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"), which provides that certain options granted thereunder are intended to qualify as "incentive stock options" under the Internal Revenue Code. Nonqualified options may also be granted under the Plan. The Plan authorizes the issuance of qualifying options to purchase up to 2,000,000 shares of common stock. The option price per share will be determined at the time of grant, but will not be less than 85% of the fair market value of the common stock on such date or, in the case of a 10% stockholder, not less than 110% of the fair market value of the stock on the grant date. On January 12, 2000, the Plan was amended to increase the total authorized shares from 2,000,000 to 10,000,000.

             The Company has issued stock warrants and options to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The stock warrants and options are summarized as follows:



                                                                 NUMBER OF           WEIGHTED AVERAGE
                WARRANTS                                          SHARES               EXERCISE PRICE
                --------                                          ------               --------------

                   Outstanding at July 1, 1997                         -                   $   -
                   Issued                                            322,000                   .12
                   Exercised                                           -                        -
                   Cancelled                                           -                        -
                                                              --------------

                   Outstanding at June 30, 1998                      322,000                   .12
                   Issued                                            741,000                  2.49
                   Exercised                                           -                       -
                   Cancelled                                           -                       -
                                                              --------------

                   Outstanding at June 30, 1999                    1,063,000                  1.77
                   Issued                                            625,000                  3.53
                   Exercised                                           -                        -
                   Cancelled                                           -                        -
                                                              --------------

                   Outstanding at December 31, 1999                1,688,000               $  2.42
                                                                   =========               =======

                   Warrants exercisable at
                     December 31, 1999                             1,688,000               $  2.42
                     June 30, 1999                                 1,063,000                  1.77
                     June 30, 1998                                   322,000                   .12




                                  (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




8 - STOCK WARRANTS AND OPTIONS (Continued)



                                                                                       NUMBER OF            WEIGHTED AVERAGE
                OPTIONS                                                                SHARES                EXERCISE PRICE
                -------                                                                ------                --------------

                   Outstanding at June 30, 1999                                           -                     $   -
                   Issued                                                             3,745,000                    5.19
                   Exercised                                                              -                         -
                   Cancelled                                                              -                         -
                                                                                     ----------

                   Outstanding at December 31, 1999                                   3,745,000                 $  5.19
                                                                                     ==========                  =======

                   Options exercisable at
                     December 31, 1999                                               3,745,000                  $  5.19
                     June 30, 1999                                                        -                         -
                     June 30, 1998                                                        -                         -


            Summary information about the Company's stock warrants and options outstanding at December 31, 1999 is as follows:



                                                                  OUTSTANDING           WEIGHTED
                                                                      AND               AVERAGE
                                       WEIGHTED                EXERCISABLE AT          CONTRACTUAL
                                        AVERAGE                   DECEMBER 31,          PERIODS
                                    EXERCISE PRICE                   1999               IN YEARS
                                    --------------                   ----               --------

                Warrants         $        .05 - 1.00                  328,000             5.00
                                         2.50 - 3.00                1,235,000             5.00
                                         4.25 - 5.57                  125,000             5.00
                                                                -------------

                                 $              2.42                                      5.00
                                 ===================            =============

                Options          $       5.00 - 5.50                  970,000             3.00
                                        4.25 - 4.625                1,550,000             4.00
                                        6.00 - 6.125                1,225,000             4.00
                                                                -------------

                                 $              5.19                3,745,000             3.67
                                 ===================            =============             ====









                                  (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




8 - STOCK WARRANTS AND OPTIONS (Continued)

            The Company accounts for stock warrants and options issued to nonemployees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these warrants and options was calculated at the date of issuance using a black-scholes option Valuation Model assuming risk-free interest rates of 5.77% and 6.26% for five-year and three-year warrants and options and volatility factors of expected market price of the Company's common stock of 158.36% and 129.44%. Under the provisions of SFAS No. 123, the Company's compensation expense arising from the issuance of stock warrants and options for the six months ended December 31, 1999 was $2,638,085 and for the year ended June 30, 1999 was $219,213. The related deferred tax asset of approximately $897,000 recognized in the six months ended December 31, 1999 and $74,500 in the year ended June 30, 1999 is based on a 34% tax rate.

             Compensation expense chargeable to operations for warrants issued to nonemployees was not material for the year ended June 30, 1998.

            The Company also measures compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock warrants and options issued to employees. Accordingly, no compensation cost has been recorded for warrants and options issued to employees for the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998. The fair value of each warrant and option issued has been estimated on the issuance date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating the fair value:

                Dividend yield                                0%
                Risk-free interest rate                5.77% and 6.26%
                Expected life                           3 and 5 years
                Expected volatility                  158.36% and 129.44%




                                   (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




8 - STOCK WARRANTS AND OPTIONS (Continued)

            Had compensation cost been determined under SFAS No. 123, net loss per share for the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998 would have been increased as follows:



                                               DECEMBER 31,                  JUNE 30,
                                                                   ---------------------------
                                                  1999                  1999             1998
                                           ------------------      --------------     -------------
             Net loss
                As reported              $  ( 3,403,355)       $  ( 1,657,462)       $  ( 1,718,633)
                Pro forma                   ( 6,966,747)          ( 1,979,227)          ( 1,818,111)

             Basic and diluted loss
                per share
                  As reported            $  (       .43)        $  (      .23)        $  (      .36)
                  Pro forma                 (       .88)           (      .27)           (      .38)

            During the six months ended December 31, 1999 and the year ended June 30, 1999, the Company also issued warrants in connection with the issuance of promissory notes (see Note 4) and private placement offering (see Notes 7 and 10), as follows:

                                                              NUMBER OF
                                                               SHARES            EXERCISE PRICE
                                                               ------            --------------
                PROMISSORY NOTES

                Outstanding at July 1, 1998                       -                 $    -
                   Issued                                        100,000                 3.00
                   Exercised                                      -                      -
                   Expired                                        -                      -
                                                          --------------

                Outstanding at June 30, 1999                     100,000                 -
                   Issued                                        225,000                 3.00
                   Exercised                                      -                      -
                   Expired                                        -                      -
                                                          --------------

                Outstanding at December 31, 1999                 325,000
                                                          --------------






                                  (Continued)

                           INTERNET CABLE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


8 - STOCK WARRANTS AND OPTIONS (Continued)

                                                                     NUMBER OF
                                                                      SHARES           EXERCISE PRICE
                                                                      ------           --------------
                PRIVATE PLACEMENT OFFERING
                --------------------------

                Outstanding at July 1, 1999                              -                 $    -
                   Issued                                               755,000               10.00
                   Exercised                                             -                      -
                   Expired                                               -                      -
                                                                ---------------

                Outstanding at December 31, 1999                        755,000
                                                                ---------------

                Total outstanding at December 31, 1999                1,080,000
                                                                ===============


9 - COMMITMENTS

             During the six months ended December 31, 1999, the Company entered into several three-year employment agreements with various new executives and key employees as a result of the acquisitions of two companies which were consummated in January 2000 (see Note 10). The agreements require total annual compensation of approximately $1,135,000. The agreements also provide for stock options to be granted to employees, with exercise prices ranging from $4.625 to $6.125 per share. A total of 3,835,000 stock options were granted in connection with these employment agreements, with vesting periods of from one to two years.


10 - SUBSEQUENT EVENTS

             In connection with the acquisitions of two companies, which closed in January 2000, the Company made deposits of $5,652,576 as of December 31, 1999.

             On January 4, 2000, the Company completed the acquisition of Cable Systems Technical Services, Inc. ("Cable TSI"). The Company paid $4,749,484 in cash and issued 100,000 stock options of Internet Cable Corporation with a fair value of approximately $386,000. The total consideration to acquire Cable TSI was $5,135,610, resulting in goodwill of $4,394,393.

             On January 11, 2000, the Company completed the acquisition of CAD Consultants, Inc. ("CAD"). The Company paid $732,372 in cash and issued 450,000 shares of restricted common stock with a fair value of $2,250,000. The total consideration for CAD was $2,982,372, resulting in goodwill of $3,009,664.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Cable Corporation

By: /s/ Michael F. Mulholland                 Date signed:  April 7, 2000
-----------------------------
Michael F. Mulholland
Chairman and Chief Executive Officer




SIGNATURE                CAPACITY IN WHICH SIGNED:          DATE SIGNED:
---------                -------------------------          ------------

/s/ Mark A. Kearney                Director                 April 7, 2000
-------------------
Mark A. Kearney

/s/ Joseph Melanson                Director                 April 7, 2000
-------------------
Joseph Melanson

/s/ Michael F. Mulholland          Director                 April 7, 2000
-------------------------
Michael F. Mulholland

/s/ William F. Walsh               Chief Financial          April 7, 2000
--------------------               Officer
William F. Walsh