Form 10QSB
period 2000-03-31
INTERNET CABLE CORP
filed 2000-05-15
CIK 1075202

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

            1463 DUNWOODY DRIVE, WEST CHESTER, PENNSYLVANIA 19380
            -----------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

                                 (610) 647-0400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

               263 KING STREET, CHARLESTON, SOUTH CAROLINA   29401
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000, was 10,237,886 shares, all of one class (common stock), par value $.001 per share.

Transitional Small Business Disclosure Format (check one);

Yes    No X
   ---   ---

                          PART I--FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.


                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                    ASSETS

                                                   MARCH 31,       DECEMBER 31,
                                                    2000              1999
                                                 (Unaudited)
                                                 -----------       -----------
Current assets
   Cash                                         $   989,264         $ 1,531,708
   Notes receivable                                    -                 40,000
   Accounts receivable, net of allowance
      of $235,000 and $0                          1,622,294               2,385
   Inventories                                      131,311              29,200
   Work in progress                                 222,728                -
   Deposits on Acquisitions                            -              5,652,576
   Prepaid expenses and other current assets        181,050                -
                                                -----------         -----------
           Total current assets                   3,146,647           7,255,869
Property and equipment - at cost, less
   accumulated depreciation                         895,585              52,993
Intangibles, net of accumulated amortization      7,343,259                -
Other assets                                          5,800               2,000
                                                -----------         -----------
                                                $11,391,291         $ 7,310,862
                                                ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Note payable, stockholder                    $    60,000         $   130,000
   Accounts payable and accrued expenses          1,915,612             623,946
   Current portion of capital leases                 62,683                -
   Notes payable, net of unamortized discount          -                249,864
                                                -----------         -----------
           Total current liabilities              2,038,295           1,003,810
                                                -----------         -----------
Long-term liabilities
   Long-term capital leases                          89,471                -
                                                -----------         -----------
           Total liabilities                      2,127,766           1,003,810
                                                -----------         -----------
Stockholders' equity
   Common stock, $.001 par value, 50,000,000
     shares authorized, 10,212,886 and 9,270,311
     shares issued and outstanding                   10,213               9,269
   Additional paid-in capital                    18,055,887          13,693,287
   Stock subscription receivable                   (200,000)           (200,000)
   Accumulated deficit                           (8,602,575)         (7,195,504)
                                                -----------         -----------
           Total stockholders' equity             9,263,525           6,307,052
                                                -----------         -----------
                                                $11,391,291         $ 7,310,862
                                                ===========         ===========


              The accompanying notes are an integral part of these
                         condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                     2000            1999
                                                 ------------    ------------
Revenues
   Sales and services                            $  2,424,573    $     15,541
   Cost of sales and services                       1,608,170          20,248
                                                 ------------    ------------
         Gross operating margin/(loss)                816,403          (4,707)

Costs and expenses
   General and administrative                       1,341,436         148,089
   Depreciation                                        51,803           5,635
   Loss on disposal of assets                          52,993            -
   Amortization of intangibles                        381,224            -
                                                 ------------    ------------

                                                    1,827,456         153,724
                                                 ------------    ------------

         Loss from operations                      (1,011,053)       (158,431)

Interest expense                                        5,123           2,170
Other expenses/(income)                                (9,241)            193
                                                 ------------    ------------

         Net loss before extraordinary item        (1,006,935)       (160,794)

Extraordinary item
   Charge for early extinguishment of debt            400,136            -
                                                 ------------    ------------

         Net loss                                  (1,407,071)       (160,794)

Accumulated deficit, beginning of period           (7,195,504)     (2,550,269)
                                                 ------------    ------------


Accumulated deficit, end of period               $ (8,602,575)   $ (2,711,063)
                                                 ============    ============

Weighted average common shares
   Outstanding                                     10,047,702       7,639,583
                                                 ------------    ------------

Basic and diluted loss per share                 $       (.14)   $       (.02)
                                                 ============    ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                       2000           1999
                                                   -----------    -----------

Cash flows from operating activities               $(1,217,703)   $  (291,873)

Cash flows from investing activities
 Notes receivable                                       40,000           -
 Release of deposits on acquisitions                 5,652,576           -
 Acquisition of property and equipment                (165,703)        (9,371)
 Loans receivable, employee                            (22,941)          -
 Business acquisitions, net of cash
   balances acquired                                (5,469,414)          -
 Loans receivable, shareholder                            -           (19,000)
                                                   -----------    -----------
Net cash used in investing activities                   34,518        (28,371)

Cash flows from financing activities
 Notes payable stockholder                             (70,000)        (9,000)
 Notes payable                                        (650,000)          -
 Issuance of common stock                            1,530,000           -
 Stock offering costs                                 (153,000)          -
 Stock subscription receivable                            -           109,983
 Capital lease payments                                (16,259)          -
                                                   -----------    -----------
Net cash provided by financing activities              640,741        100,983
                                                   -----------    -----------

Net increase (decrease) in cash                       (542,444)      (219,261)

Cash, beginning of period                            1,531,708        257,906
                                                   -----------    -----------

Cash, end of period                                $   989,264    $    38,645
                                                   ===========    ===========




              The accompanying notes are an integral part of these
                        condensed financial statements.

                         Notes to Financial Statements

NOTE 1 - Basis of Presentation. The financial statements for 2000 have been consolidated based on the combined activities of the acquired companies, as discussed below. The 1999 financial statements reflect the operations of Internet Cable Corporation (the "Company") without regard to the activities of the acquired companies. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principals have been condensed or omitted pursuant to such SEC rules and regulations. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Due to the inherent seasonal nature of the businesses, quarterly operating results may not be indicative of the actual operating results for the full year.

Subsequent to the acquisitions, the Company manages its business as one segment. The Company is in the process of reviewing its internal reporting structure.

The Company recognizes revenues upon completion of services performed pursuant to contract terms. Costs of goods sold incurred that are not yet billable are carried as work in progress at cost.

NOTE 2 - Recent Accounting Pronouncements. On April 3, 2000 the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, the Interpretation will have on the Company's financial position or results of operations.

On March 24, 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending June 30, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently evaluating the impact, if any, the SAB will have on the Company's financial position or results of operations.

NOTE 3 - Loss Per Share. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Stock options and warrants have been excluded from diluted loss per share and have not been presented because their effect would have been antidilutive.

NOTE 4 - Acquisitions. On January 4, 2000, the Company completed the acquisition of Cable Systems Technical Services Inc., a corporation formed under the laws of the Province of Ontario ("Cable TSI") which resulted in Cable TSI becoming a wholly owned subsidiary of the Company. The Company purchased one hundred percent (100%) of the issued and outstanding common stock of Cable TSI and its approximate 78% interest in Cable Systems Technical Services, Inc. Delaware ("TSI Delaware"), a Delaware corporation in consideration of: (i) Three Million Nine Hundred Thousand dollars ($3,900,000) in cash; (ii) warrants to purchase one hundred thousand (100,000) shares of the Company's common stock at a price of Two dollars and Fifty Cents ($2.50) per share for a period of two (2) years, said warrants have a recorded value of Three Hundred Eighty-Six Thousand One Hundred Twenty-Six dollars ($386,126); and (iii) the Company exercised its option to extend the Closing Date by payment of an option fee which increased the purchase price by One Hundred Twenty Thousand dollars ($120,000). Further, the Company issued a total of one hundred twenty thousand (120,000) shares of its common stock, with a fair value of Six Hundred Thousand dollars ($600,000), to the minority shareholders of TSI Delaware for all of the remaining outstanding shares of TSI Delaware. In addition, the Company: (i) satisfied an outstanding loan to a shareholder of Cable TSI in the amount of Three Hundred Ninety Six Thousand Seven Hundred Eighty Five dollars ($396,785); (ii) redeemed all of its issued and outstanding shares of Series A Preferred Stock; and (iii) caused the discharge of all personal guarantees of debts and other obligations of Cable TSI, its subsidiaries and its shareholders made to vendors and lending institutions.

        Cable TSI provides sophisticated engineering, testing, maintenance and other services to the cable television industry throughout the United States and Canada. Cable TSI maintains offices in Jacksonville, Florida and Richmond, Virginia, in the United States and in the cities of Toronto, London and Cambridge in Ontario, Canada.

        On January 11, 2000, the Company completed the acquisition of CAD Consultants, Inc. ("CAD"), a New Jersey corporation. The acquisition was completed by a merger of ICC Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, into CAD, with CAD, being the surviving entity. As consideration for the merger, the Company: (i) issued four hundred fifty thousand (450,000) shares of its common stock, with a fair value of Two Million Two Hundred Fifty Thousand dollars ($2,250,000), to Craig Lerman, the sole shareholder of CAD; and (ii) paid to Mr. Lerman Seven Hundred Thirty Two Thousand Three Hundred Seventy Three dollars ($732,373) in cash to satisfy certain liabilities and debts incurred by Mr. Lerman on behalf of CAD.

        CAD is a wireless design and installation company that provides data and voice communication systems solutions to universities, hospitals and office buildings. CAD's solutions are unique in that CAD allows its customers to control their LAN through wireless connections enabling the users to avoid using outside telephone lines resulting in lower Internet access fees. CAD currently provides services to such companies as Lucent, ATT, Exxon and Mercedes Benz.

      These two acquisitions were accounted for using the purchase method. The allocation of the purchase price resulted in intangibles, primarily goodwill, of $7,724,483, which are being amortized on a straight-line basis over 5 years. The allocation of the purchase price was prepared on a preliminary basis pending completion of a valuation.

      The unaudited results of operations for the acquired entities is as follows:

                                     3 Months Ended March 31, 2000
                                     -----------------------------
                                     Cable TSI              CAD
                                     ----------         ----------
Net sales                            $2,060,926         $  332,257
Gross operating margin                  732,161            116,762
Net income/(loss)                       194,636            (54,353)


    The pro forma unaudited consolidated results of operations as though both Cable TSI and CAD had been acquired as of the beginning of Fiscal 1999 is as follows:


                                   3 Months Ended
                                   March 31, 1999
                                   --------------
Net sales                            $1,363,747
Gross operating margin                  501,771
Loss from continuing operations        (358,835)
Net loss                               (374,666)
Loss per share                             (.05)

    Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

NOTE 5 - Securities Offering. The Company completed an Offering of its securities, in January 2000, realizing approximately $9,080,000 in gross proceeds during 1999 and the first quarter of 2000 through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased. These warrants are exercisable over a 5-year term with a strike price of $10.00 per share. The Company had received $7,550,000 of the gross proceeds during 1999.

NOTE 6 - Extraordinary Item. From May through November 1999 the Company sold $650,000 of 10% two-year promissory notes. Investors in these notes also received warrants entitling the holders to purchase an aggregate of 325,000 shares of Company stock at Three ($3.00) dollars per share. These warrants were redeemable upon issuance and expire in 2004. No warrants have been redeemed to date. The Company valued the warrants at $496,250, which were recorded as a debt discount, to be amortized over the life of the notes. On January 4, 2000, the Company retired these promissory notes and recorded a charge for the unamortized discount as an extraordinary item.

NOTE 7 - Commitments and Contingencies. The Company is engaged in legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of all such matters will not have a material adverse effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows depends on the level of future results of operations and cash flows as well as on the timing and amounts, if any, of the ultimate outcome.


ITEM 2.    MANAGEMENT' DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FISCAL FIRST QUARTER ENDED MARCH 31, 2000
("FISCAL Q1 2000") AND THE PRO FORMA FIRST QUARTER ENDED 1999 ("FISCAL Q1 1999")

        ACQUISITIONS. On January 4, 2000, Internet Cable Corporation (the "Company") completed the acquisition of Cable Systems Technical Services Inc., a corporation formed under the laws of the Province of Ontario ("Cable TSI") which resulted in Cable TSI becoming a wholly owned subsidiary of the Company. (See
Note 4 of the March 31, 2000 Financial Statements.) Cable TSI provides sophisticated engineering, testing, maintenance and other services to the cable television industry throughout the United States and Canada. Cable TSI maintains offices in Jacksonville, Florida and Richmond, Virginia, in the United States and in the cities of Toronto, London and Cambridge in Ontario, Canada.

        On January 11, 2000, the Company completed the acquisition of CAD Consultants, Inc., a New Jersey corporation ("CAD"). (See Note 4 of the March 31, 2000 Financial Statements.) CAD is a wireless design and installation company that provides data and voice communication systems solutions to universities, hospitals and office buildings. CAD's solutions are unique in that CAD allows its customers to control their LAN through wireless connections enabling the users to avoid using outside telephone lines resulting in lower Internet access fees. CAD currently provides services to such companies as Lucent, ATT, Exxon and Daimler Chrysler.

        The actual operations of the Company for quarter ended March 31, 1999 have little bearing on the current operations of the Company. The Company has focused its efforts during Fiscal Q1 2000 on consolidating the acquired companies and developing the businesses of these operations. Management believes that any discussion of the actual operations of fiscal Q1 1999 does not reflect the current operations and will devote this discussion to a pro forma comparison as if the acquisitions had been completed as of January 1, 1999.

        The 1999 pro forma statement of operations (below) combines the Company's unaudited statement of operations for the three months ended March 31, 1999 with the annual historical unaudited statements of operations of Cable TSI and CAD for the three months ended March 31, 1999 as if both acquisitions had occurred on January 1, 1999. The pro forma financial data is not necessarily indicative of the actual operating results that would have occurred or the future operating results that will occur as a consequence of such transactions.




                   PROFORMA CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31,1999



Revenues
   Sales and services                            $  1,363,747
                                                 ------------

Costs and expenses
   Cost of revenues                                   861,976
   General and administrative                         443,188
   Depreciation                                        36,194
   Amortization of intangibles                        381,224
                                                 ------------

                                                    1,722,582
                                                 ------------

         Loss from operations                        (358,835)

Interest expense                                       16,143
Other income                                              312
                                                 ------------

         Net loss                                $   (374,666)
                                                 ============

         SALES. Sales for the Fiscal Q1 2000 were $2,424,573 as compared to pro forma sales for Fiscal Q1 1999 of $1,363,747. The increase in sales of $1,060,826 or 78% was a result of increased demands by our customers to provide expanded services on various projects.

         COST OF SALES. Cost of sales for the Fiscal Q1 2000 were $1,608,170 as compared to $861,976 for the pro forma Fiscal Q1 1999. The increase in cost of sales of $746,194 was a primarily a result of the increased workforce necessary meet the increased service demands of our customers.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for Fiscal Q1 2000 were $1,341,436 as compared to $443,188 for pro forma Fiscal Q1 1999. The increase in general and administrative expenses of $898,248 or 203% was largely the result of increased wages and benefits to compensate the new management team put in place to manage the affairs of the Company.

         DEPRECIATION. Consolidated depreciation expense for Fiscal Q1 2000 was approximately $51,803 as compared to $36,194 for the comparable pro forma quarter of Fiscal 1999.

         AMORTIZATION OF INTANGIBLES. Intangible amortization expense for Fiscal Q1 2000 and pro forma Fiscal Q1 1999 was $381,224. Intangibles, primarily goodwill, of $7,724,483 has been recorded based on the purchase price paid for the stock of Cable TSI and CAD and the value of the assets acquired during January 2000. The final accounting to be attributed to these acquisitions is being held open as of the date of this report to allow for the valuation of the underlying assets and inclusion of any additional expenses attributable to these transactions.

         LOSS ON DISPOSAL OF ASSETS. The Company transferred its headquarters operations as of the end of Fiscal Q1 2000. The office equipment and leasehold improvements at the old facility were written off and a charge of $52,993 was recorded. There was no disposition of assets recorded during the pro forma Fiscal Q1 1999.

         INTEREST. Interest expense for Fiscal Q1 2000 approximately $5,123 as compared to $16,143 for pro forma Fiscal Q1 1999. The decrease was due to the retirement of the debt of Cable TSI and CAD as part of the acquisition of these companies.

         NET LOSS BEFORE EXTRAORDINARY ITEM. The net loss before extraordinary item for the Fiscal Q1 2000 was $1,006,935 compared to the net loss of $374,666 for pro forma Fiscal Q1 1999. The increase in net loss was primarily due to increased general and administrative expenses.

         OTHER INCOME. The Company had Other Income of $9,241 for Fiscal Q1 2000, which is primarily interest income. For the same period during the pro forma Fiscal Q1 1999, other income was $312.

         EXTRAORDINARY ITEM. From May through November 1999 the Company sold $650,000 of 10% two-year promissory notes. Investors in these notes also received warrants entitling the holders to purchase an aggregate of 325,000 shares of Company stock at three ($3.00) dollars per share. These warrants were redeemable upon issuance and expire in 2004. No warrants have been redeemed to date. The Company valued the warrants at $496,250, which were recorded as a debt discount, to be amortized over the life of the notes. On January 4, 2000, the Company retired these promissory notes and recorded a charge of $400,136 for the unamortized discount as an extraordinary item.

         LIQUIDITY AND CAPITAL RESOURCES. Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. At March 31, 2000 the Company had cash of approximately $989,264. The Company incurred development stage losses of $3,792,149 from inception through June 30, 1999. While no longer considered a development stage company at December 31, 1999, the Company's accumulated deficit as of this date was $7,195,504. Current assets exceed current liabilities by $1,108,352 at March 31, 2000. In January 2000, the Company completed an offering of its securities, which commenced during 1999. The Company raised approximately $9,080,000 in gross proceeds through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased. Of the total raised during this offering, approximately $7,550,000 was raised and recorded as of December 31, 1999. These warrants are exercisable over a 5-year term with a strike price of $10.00 per share. The Company completed a Rule 504 Offering in December of 1998 and raised approximately $847,000 in gross proceeds through the sale of the Company's common stock at $2.00 per share. From May through November 1999, the Company engaged an outside agent to sell up to $700,000 of 10% two-year promissory notes in anticipation of completing an offering of its securities. These notes were pre-payable out of any public or private financing resulting in gross proceeds of at least $5,000,000, or if the Company merged with another company with at least $5,000,000 in cash. The Company raised a total of $650,000 in gross proceeds before closing the private placement. Investors in the promissory notes also received warrants entitling the holder to purchase an aggregate of 325,000 shares of common stock at $3.00 per share. These warrants have a five year life. The Company repaid the promissory notes from the proceeds of the private offering completed in January 2000.

         The Company's capital requirements primarily relate to acquisitions of Cable TSI and CAD, working capital and investments in network computer and cable equipment. In addition, the Company is seeking capital to help facilitate strategic alliances. For acquisition purposes and for supplemental strategies, the Company foresees its cash requirements for operations over the next 12 months to be approximately $3,000,000 to $5,000,000. The Company expects to satisfy this need through proceeds of a debt placement and additional security placements, if necessary, within the next 6 months. The Company plans to finance its capital equipment expenditures from a variety of sources, including direct vendor leasing programs, third party commercial leasing arrangements and bank financing. The Company is meeting with various sources of capital to satisfy its capital requirements. However, there can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company. The Company believes if it is able to obtain at least $3,000,000 in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

         YEAR 2000. As of the date of this report, the Company has not experienced any Year 2000 related problems. The Company had a comprehensive program (the "Program") to address Year 2000 readiness in its systems and with its customers' and suppliers' systems. The costs incurred related to the Program have not been material. The total cost estimate did not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business.


PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Currently, the Company is not a party to any material Legal Proceedings. The Company has been served with a complaint from a vendor filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint which demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed a counterclaim. The Company will vigorously pursue its defense against this claim and its counterclaim.

ITEM 2.  CHANGES IN SECURITIES.

       During the three-month period ended March 31, 2000, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

       The Company completed an offering of its securities pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to accredited investors on January 31, 2000. The Company sold 1,816,000 shares of its common stock at a purchase price of $5.00 per share. The Company realized net proceeds of $8,172,000. The offering was completed through an underwriter who was paid a fee of $908,000 representing commission and expenses.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      During the three month period ended March 31, 2000, the Company was not in default on any senior securities, including long-term debt instruments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual meeting of the shareholders of the Company was held on January 25, 2000. 5,339,248 shares of the Company's common stock were represented at the meeting in person or by proxy. The actions taken at that meeting were as follows:

      a) 1999 STOCK OPTION PLAN. The Company's shareholders approved the Company's 1999 Stock Option Plan by vote taken during the annual meeting of the shareholders. Votes cast were as follows: 5,339,248 voted in favor of the Plan; no votes were cast against the Plan; no votes abstained.

      b) ELECTION OF DIRECTORS. The Company's shareholders elected three directors to hold office until the next meeting of the shareholders, or until their successors have been duly elected and qualified, by vote taken during the annual meeting of the shareholders. Votes cast were as follows:

                                       For      Against     Abstained
                                    ---------   -------     ---------
      Mark A. Kearney, Esq.         5,339,248       -           -
      Joseph M. Melanson            5,339,248       -           -
      Michael F. Mulholland         5,339,248       -           -


      c) RATIFICATION AND APPOINTMENT OF INDEPENDENT ACCOUNTANTS.  The
Company's shareholders ratified the appointment of Friedman, Alpren & Green, LLP ("FAG") as the Company's independent accountants. Votes cast for ratification of FAG were as follows: 5,339,248 voted in favor; no votes were cast; no votes abstained.


ITEM 5.  OTHER INFORMATION

         The Company does not have any other material information to report with respect to the three-month period ended March 31, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

         3.1 Articles of Incorporation, as amended* 3.2 Bylaws* 2.0 Sale and Purchase Agreement Cable Systems, TSI** 2.1 Sale and Purchase Agreement CAD Consultants, INC** 8.0 Change in Fiscal Year*** 4.0 Change in Registrant's Certifying Accountant**** 27. Financial data schedule****

* Incorporated by reference to the Company's Form 10G, filed with the commission on June 8, 1999.

** Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on January 19, 2000.

*** Incorporated by reference to the Company's current report on Form 8K as filed with the SEC on February 7, 2000.

**** Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on May 1, 2000.

***** Filed herewith.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation
(Registrant)

Date:  May 15, 2000

/s/  Michael F. Mulholland
--------------------------
Michael F. Mulholland, Chief Executive Officer

Date:  May 15, 2000

/s/  William F. Walsh
---------------------
William F. Walsh, Chief Financial Officer