Form 10KSB/A
period 1999-06-30
INTERNET CABLE CORP
filed 2000-06-16
CIK 1075202

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

                                   57-0854042
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                  1463 Dunwoody Drive, West Chester, PA    19380
                ---------------------------------------- ----------
                (Address of principal executive offices) (Zip Code)

                                  (610) 647-0400
                            ---------------------------
                            (Issuer's telephone number)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. $47,347,823 based on average of closing bid and asked price as of June 14, 2000.


ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________ No ________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,247,757 shares at June 14, 2000.


DOCUMENTS INCORPORATED BY REFERENCE

      2. Form 8K - Acquisition of Cable Systems TSi and Acquisition of CAD Consultants, Inc., as amended

      3.1  Articles of Incorporation, as amended

      3.2  Bylaws

     10.2  Agreements with US Cable Costal-Texas, L.P.

     10.3  Cable System Installation Agreement with Intermark Associates V, LLC

     10.4  Agreement with Intermark Management, Inc.

     10.5  Agreement with Shangri'La Vacation & Exchange

     13.1  Form 10QSB for the period ending September 30, 1999

     13.2  Form 10QSB for the period ending March 31, 2000

     13.3  Form 10KSB40 for the period ending December 31, 1999

     13.4  Definitive Form 14A filed January 14, 2000

     99.1  Form 8K - Notice of Change in Fiscal Year

     99.2 Form 8K - Notice of Change in Registrant's Certifying Accountant, as amended

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

BUSINESS-

         The Company is a broadband solution provider to the Cable Industry, and other secondary markets. Broadband services include, but are not limited to high speed Internet access, telephony, smart home services and cable content, delivered via cable systems. The Company also resells its excess bandwidth to businesses in the Charleston and Columbia, South Carolina metropolitan areas for high-speed data transmission. The Company has entered into a definitive agreement to purchase Cable Systems Technical Services, Inc, a Canadian Company, ("Cable Systems") which provides cable engineering, installation, certification and monitoring services. The Company has also entered into a Letter of Intent to acquire CAD Consultants, Inc. a New Jersey Corporation ("CAD") which designs installs and maintains wireless links utilizing micro-wave, laser and other state of the art technologies. The Company's use of broadband technology offers a high-performance reliable and cost-effective bundle of data and telecommunications services to consumers and businesses.

         The Company intends to service the entire cable industry with a one stop shopping approach (Total Solutions). The Company intends to offer such services on a complete turnkey basis or on a la carte fee for service basis. The Company differentiates itself because of its focus on the design, infrastructure and reliability of the cable system as opposed to the content. The Company believes that, as customers become more dependant upon the cable system and response times associated with broadband services, the importance of reliability will become critical to a profitable operation.

         The Company is providing upgrades to a 1,800 subscriber cable system owned by U.S. Cable in a sub-division known as Wild Dunes in South Carolina, where the Company currently offers Internet access on a limited basis. The Company's Internet access is offered under the Company's Cablewave (TM) service, and will be available system-wide in the near future. The Company has also begun the installation of a two-way broadband cable television system, which it will own and operate, in an apartment development in the Columbia, South Carolina area, which is part of a joint venture with Intermark Realty. The Company operates points of presence ("POP") in Charleston, Columbia, South Carolina and Cape May, New Jersey. The Company has executed a contract to evaluate and supervise the upgrade of cable infrastructure at 65 resort hotels in China, for which it also will provide Internet content and operate a reservation system, (the "China Contract"). Such contract has been delayed due to the current political climate. There is no assurance that the Company will begin implementation of the China Contract.

         Residential subscribers in Wild Dunes access the Company's Cablewave(TM) service primarily through high-speed cable modems, which attach their personal computers via a standard Ethernet connection, while businesses can also connect through telecommunications networks. Although peak data transmission speed of a cable modem depends on the specific model and can approach 10-27 megabits per second downstream and 2-10 megabits per second upstream, the performance subscribers actually experience is often constrained by the capacity of their personal computers, the capacity of the server being accessed and the type of network architecture utilized. The Company uses a cable television return path that eliminates the need for a second telephone line that is required by most other data-over-cable services. The Company's dependence on the cable systems it services and its own cable system infrastructure exposes the Company to significant risk of system failure. The Company also utilizes certain key technologies from third parties to build and manage the broadband network. Upon completion of the current acquisitions the Company will perform all services directly, enabling the Company to build and operate more reliable systems.

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

         This broadband network is "always on", unlike switched technologies, such as a standard dial-up telephone connection. The user is always connected to the Internet as long as his or her computer and cable modem is on. This eliminates the need for a time-consuming connection process, as with a dial-up service, and changes the way the customer uses the Internet.

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

         The Company believes significant opportunities exist in installing or upgrading, owning and operating the coaxial cable infrastructure in residential, apartment, condominium and resort developments. These opportunities include, but are not limited to, the small to mid-size cable operators, who lack the capital and expertise to upgrade their systems and new development. Currently there are approximately 5,200 cable companies that fit the Company's target market. While the Company may not own the infrastructure in every such arrangement, its intent will be to provide cable television programming, high speed Internet access and other broadband services to residents and guests of such projects. The Company plans to seek additional opportunities in such projects.

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

         The Company intends to implement cable system upgrades and improvements for the larger cable operators at the cable television system operator's expense. The contemplated acquisitions of Cable Systems and CAD, the Company intends to provide services to this market. For small to mid-size cable operators such expense may be paid by the cable operator or the Company depending on the transaction. The Company can provide the design, installation, certification, monitoring, maintenance, "head-end plant" for bandwidth and packet administration as a complete package or on an a la carte basis. The Company intends to become the Internet service provider and broadband administrator for the cable television subscribers who elect to use their cable television company for high-speed access to the Internet and other broadband services. The Company's monthly subscriber fee for Internet access alone is typically $45, which is billed and collected by the cable television operator and/or the Company, and shared between the Company and the operator on a negotiated basis. The Company sells the cable modems, purchased from a variety of manufacturers, to the cable system operator for lease or resale to its subscribers. The Company plans to offer a home page portal, browser and Internet content in a co-branded joint venture with browser and content providers, at some point in the future.

         The Company intends to focus on small to mid-size cable television systems that represent approximately fifty-eight percent of all cable television subscribers in the United States. The Company, through its pending acquisitions of Cable Systems and CAD, will also enable the company to provide services to larger cable operators, such as certification, monitoring, maintenance and installation.

         The Company and US Cable of Coastal-Texas, L.P. doing business as US Cable Coastal Properties Inc. ("US Cable") have entered into a revenue sharing agreement for the Company's Internet access service at US Cable's system serving the Wild Dunes residential community in the Charleston, South Carolina area. Wild Dunes is composed of 1,800 residences. This golf course community caters to high-income families. US Cable currently has 1,500 subscribers to cable television in that community. Upgrading and improving the cable infrastructure for high-speed Internet access at Wild Dunes has recently been completed. At the date of this annual report, the Company has approximately 96 computers using cable modem service in the Wild Dunes community before beginning any formal marketing program. The Company plans to begin marketing its Cablewave(TM) service to Wild Dunes' homeowners in the near future. The Company expects the number of subscribers to its Cablewave(TM) service to increase substantially in response to a marketing campaign, which will utilize both billing inserts and commercial spots on cable system programming.

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

         The Company's POPs in Charleston and Columbia, South Carolina have excess bandwidth, which the Company resells to businesses for high-speed data transmission. The Company has entered into a marketing agreement with Carolina Communications Networks, Inc. ("CCN") under which CCN acts as the Company's independent marketing agent for excess bandwidth. CCN has been in the business as a reseller of local and long distance telephone service since 1996 and employs nineteen sales representatives. At the date of this annual report, the Company has ninety-six users representing ten customer accounts for its excess bandwidth in Charleston. The Company completed installation of its POP in Columbia in late March 1999.

        The Company previously announced an agreement with Shangri-La Vacation & Exchange under which the Company is to provide high speed Internet access by cable modem to up to sixty-five hotels and resorts throughout China. Shangri-La is a joint venture between Yunnan Tobacco, a state owned tobacco monopoly and owner of the hotels and resorts, and Silverhawk Development Co. of Hawaii. Shangri-La's purpose is to increase occupancy of the hotels and resorts, in part through a time-share sales program. The Company will evaluate the cable infrastructure presently installed in the facilities, supervise upgrading and improving the infrastructure, provide Internet content and provide and operate the reservation system via the Internet. The Company may also be involved in providing cable television programming. The Company expects to begin the evaluation process at a cross section of the hotels when the political climate allows. A time schedule for upgrading and improving the cable infrastructures to accommodate cable modem access is to be established by the parties at the completion of the evaluation process. At this time the project has been put on hold due to political concerns in China. There can be no assurance that this project will continue.

     The Company has filed, since the original filing of this Form 10KSB, and related Form 10KSB/A, a 10KSB40 as of December 31, 1999, a Definitive Form 14A filed January 14, 2000 and a 10QSB as of September 30, 1999 and March 31, 2000 as well as Form 8Ks for a change in fiscal year, for the acquisition of Cable Systems and CAD as well as for a change in certifying accountants. These filings are incorporated herein by reference herein.


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

PERSONNEL-

         At the date of the filing of the original of this annual report, the Company employed 7 persons, including two executive officers, 2 executive assistants, 1 engineer, 1 computer technician and 1 office manager. The Company expects to realize a substantial increase to its employment base upon completion of the pending acquisitions of Cable Systems and CAD. The Company has been contracting with outside personal for most of the services required to upgrade and improve the cable infrastructure at Wild Dunes. The Company plans to use its own employees and additional contractors to install the cable infrastructure at the Keswick Apartment project and to make the assessments and upgrades of additional cable facilities. The Company has retained the services of an interim chief financial officer and plans to employ a full time chief financial officer, and additional corporate management and additional support personnel in the future as its financial condition permits.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases 2,000 square feet of general office space in downtown Charleston, South Carolina, which serves as its principal executive offices, operations center and head-end plant for the Charleston, South Carolina area, which provides bandwidth administration and the interface between the cable system and the Internet. The Company's lease has 2 years remaining at a monthly rental of $2,000. The Company believes this facility is adequate for the Company's current needs. The current pending acquisitions of Cable Systems and CAD will add several additional offices to the Company, both in the United States and Canada. Significant expansion of the Company's business may require acquisition of additional rental space to accommodate added personnel. There is no assurance that financing will be available to the Company or that the pending acquisitions will be completed.

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

Quarter ended                           High Bid                       Low Bid
-------------------------------------------------------------------------------
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

         OTHER MATTERS. During the fiscal year ended June 30, 1999, the Company cancelled 5,000 shares that had been issued to a former employee who did not complete the vesting period required to attain full ownership in these shares. Also during the fiscal year ended June 30, 1999, the Company issued 325,000 shares of its common stock to 9 investors pursuant to negotiated settlements or who provided services to the Company for these shares. These shares were restricted under Rule 144 of the Securities Act of 1933, as amended, and were issued at a fair market value based on the value of the services provided or on the closing bid price on the date of issuance as follows:

                                     Shares      Amount
                                    -------     ---------
Professional services               144,000     $ 198,000
Real estate developer               100,000       155,875
Employees (not officer or director)  15,000        20,625
Litigation settlement                45,000       225,000
Settlement of note payable           21,000        10,500
                                    -------     ---------
                                    325,000     $ 610,000
                                    =======     =========

      The number of shares, noted above, that were issued for the settlement of notes payable was derived by negotiation between the lender and the Company. These shares were for interest, earned at 10%, on various notes that were due to a shareholder. The principal had been repaid on these notes.

         During the fiscal year ended June 30, 1998, the Company approved and issued 3,500,000 shares of its common stock to the President of the Company in exchange for current and future services. The Company then approved a reverse 1 for 10 stock split and the 3,500,000 shares (350,000 post split) issued to the President were returned and cancelled. Another 147,670 shares (post split), which had been issued pursuant to a stock subscription plan that was never completed, were also cancelled.

         The President was issued 2,000,000 post split shares in exchange for current and future services. In addition, another 1,145,000 post split shares were issued to consultants, officers and employees of the Company in exchange for services rendered. These shares were issued at $.25 per share, which was determined to be comparable from a recent cash sale of the Company's common stock at $.38 per share and the quoted bid price of $.17 per share. Stock options issued to these persons were cancelled at this time.


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

     The Company has filed, since the original filing of this Form 10KSB, and related Form 10KSB/A, a 10KSB40 as of December 31, 1999, a Definitive Form 14A filed January 14, 2000 and a 10QSB as of September 30, 1999 and March 31, 2000 as well as Form 8Ks for a change in fiscal year, for the acquisition of Cable Systems and CAD as well as for a change in certifying accountants. These filings are incorporated herein by reference herein.



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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for Fiscal 1999 of $1,386,125 decreased by approximately $245,852 compared to the Fiscal 1998 amount of $1,631,977. The decrease was a result of reduced stock based compensation issued during Fiscal 1999 which offset the recognition of the impairment loss of $96,000 that the Company recognized after determining that the value of the franchise rights could not be recovered.

         INTEREST EXPENSE. Interest expense for Fiscal 1999 was $16,280 compared to $15,925 for Fiscal 1998.

         PENALTY EXPENSE. Penalty expense for Fiscal 1999 was $0 compared to $68,245 for the Fiscal 1998. The decrease was due to a payment in February 1999 of the outstanding amount due. In addition, there was an over accrual of penalty expense in Fiscal 1998, which was adjusted for in Fiscal 1999. There were no additional amounts incurred in Fiscal 1999.

         NET LOSS. The net loss for Fiscal 1999 was $1,657,462 compared to the net loss of $1,718,633 for Fiscal 1998, a decrease 0f $61,171, or approximately four percent. The Company expects a substantial decrease in losses going forward as the Company completes its acquisitions and becomes a marketing and service company.

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

         The Company has engaged Friedman Alpren & Green, LLP certified independent accountants of New York, New York on July 8, 1999 to audit its financial statements at and for the year ended June 30, 1999. Neither the Company, nor anyone on its behalf at any time, consulted the newly engaged accountant regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement (there being none) or a reportable event (there being none). The change in the Company's independent auditor was approved by the Company's board of directors upon a recommendation by a committee of the board of directors.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and terms of office of directors and executive officers of the Company are set forth in the following table:

Name                     Age    All positions with Company        Director since
--------------------------------------------------------------------------------
J. Robert Jones          45     Director, Secretary and
                                   Chief Technical Officer           1998
Timothy R. Karnes        41     Director and President               1997
Lisa B. Safford          38     Director and Treasurer               1997
David A. Appell, Esq.    36     Interim Chief Financial Officer

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

         DAVID A. APPELL, ESQ. is the Company's interim Chief Financial Officer. Mr. Appell is also employed as Managing Director of The Regency Group Inc, an investment banking firm located on Wall Street in New York, which also serves as investment banker for the Company. Since 1990, he has been engaged in the private practice of law. Mr. Appell also serves as a director of Allied Capital Services, L.L.C., a consulting firm which provides financing and real estate development services. Mr. Appell received a Judicial Doctorate degree from Cardozo Law School and holds a BBA in Accounting from Pace University. He is a Member of the New York State Bar and New Jersey State Bar. He is a registered options principal, general securities representative, uniform securities agent and general securities principal.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company's registration under Section 12(g) of the Securities Exchange Act of 1934, as amended, became effective on July 8, 1999. Prior to that date, directors, officers and holders of more than ten percent of the Company's common stock were not subject to the beneficial ownership reporting requirements of Section 16(a) of said act. The following table sets for the name of each director, officer and holder of more than ten percent of the Company's common stock and for each such person, the number of late reports, the number of transactions that were not reported on a timely basis (none), and any known failure to file a required Form 3, 4 (none) or 5 that were required to be filed after the effective date of the Company's annual report.

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

Name                   Fiscal Year      Position(s)                    Salary
-----------------      -----------      -----------                    ------
Timothy R. Karnes          1997         President                      $70,000
                           1998         President                      $70,000
                           1999         President                      $70,000
J. Robert Jones            1997         Chief Technical Officer        $80,000
                           1998         Chief Technical Officer        $80,000
                           1999         Chief Technical Officer        $80,000

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

                                   As % of
                     Number of   total granted to    Exercise
Name                  Shares     all employees       price          Expire
-------------------- ----------- -----------------   --------       -------
J. Robert Jones      150,000           33%            $2.50         1/22/04
Timothy R. Karnes    250,000           56%            $2.50         1/22/04
Lisa B. Safford       25,000            6%            $2.50         1/22/04

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

Name                             Number of Shares              Percentage
-----                            ----------------              ----------
J. Robert Jones (1)(2)              1,050,000                     12%
Timothy R. Karnes (1)(3)            2,335,842                     27%
Lisa B. Safford (1)(4)                 50,000                    0.6%
All directors and officers          3,436,217                     39%
     as a group  (3 persons)

(1) Messrs. Jones and Karnes and Ms. Safford's address is the address of the Company.

(2) Number of shares and percentage include 450,000 shares which Mr. Jones may acquire at any time by exercise of common stock purchase warrants.

(3) Number of shares and percentage include 250,000 shares that Mr. Karnes may acquire at any time by exercise of common stock purchase warrants, such amount also includes 54,742 shares which were issued to third parties as and for settlement of certain claims relating to the predecessor of the Company.

(4) Number of shares and percentage include 25,000 shares that Ms. Safford may acquire at any time by exercise of common stock purchase warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A note payable to an officer/stockholder of the Company, for $25,000, is payable on demand and bears interest at 7% a year. The individual also advanced $4,559 to the Company, which bears no interest.

         A note payable to a stockholder for $30,000 bears interest at 7% a year and is due in July 2000.

         During the year ended June 30, 1998, the Company received advances of $94,000 from a former director and stockholder, bearing interest at 7% a year, which was repaid during the year ended June 30, 1999.

         The Company entered into a transaction with Carolina Communication in which Michael Jones is an Officer. Although Mr. Jones was formerly director of the Company the transaction was done on an arms length basis.

ITEM 13. EXHIBITS LISTS AND REPORTS ON FORM 8-K AND FORM 10G.

 1.   Exhibits

 2. Form 8K - Acquisition of Cable Systems TSi and Acquisition of CAD Consultants, Inc., as amended*****

 3.1  Articles of Incorporation, as amended*
 3.2  Bylaws*
10.1  Sale and Purchase Agreement Cable Systems TSi**
10.2  Agreements with US Cable Costal-Texas, L.P.*
10.3  Cable System Installation Agreement with Intermark Associates V, LLC**
10.4  Agreement with Intermark Management, Inc.**
10.5  Agreement with Shangri'La Vacation & Exchange**
13.1  Form 10QSB for the period ending September 30, 1999***
13.2  Form 10QSB for the period ending March 31, 2000****
13.3  Form 10KSB40 for the period ending December 31, 1999*****
13.4  Definitive Form 14A filed January 14, 2000*********
16.1  Letter re: change in certifying accountant
27.   Financial data schedule
99.1  Form 8K - Notice of Change in Fiscal Year*******
99.2 Form 8K - Notice of Change in Registrant's Certifying Accountant, as amended********

* Incorporated by reference to the Company's Form 10G, filed with the commission on June 8, 1999.

** Incorporated by reference to the Company's Form 8K, as amended filed with the commission on August 4, 1999.

*** Incorporated by reference to the Company's current report, filed with the commission on November 24, 1999.

**** Incorporated by reference to the Company's current report, filed with the commission on May 15, 2000.

***** Incorporated by reference to the Company's current report, filed with the commission on April 7, 2000.

****** Incorporated by reference to the Company's current report, filed with the commission on January 19, 2000, amended on March 17, 2000.

******* Incorporated by reference to the Company's current report, filed with the commission on February 7, 2000.

******** Incorporated by reference to the Company's current report, filed with the commission on May 1, 2000, amended on May 9, 2000.

********* Incorporated by reference to the Company's Definitive Form 14A filed with the Commission January 14, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Internet Cable Corporation

By: /s/ Michael F. Mulholland                      Date signed:  June 15, 2000
-----------------------------
Michael F. Mulholland
Chief Executive Officer

Signature                   Capacity in which signed:            Date signed:

/s/ Mark A. Kearney         Director                         June 15, 2000
-------------------
Mark A. Kearney

/s/ Joseph M. Melanson      Director                         June 15, 2000
----------------------
Joseph M. Melanson

/s/ Michael F. Mulholland   Director                         June 15, 2000
-------------------------
Michael F. Mulholland

/s/ William F. Walsh        Chief Financial Officer          June 15, 2000
--------------------
William F. Walsh

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











Friedman Alpren & Green LLP

New York, New York
July 23, 1999

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             JUNE 30, 1999 AND 1998

                                     ASSETS
                                                                   1999          1998
                                                               -----------    -----------
Current assets
   Cash                                                        $    51,448    $     1,330
   Note receivable                                                  25,000           --
   Accounts receivable                                               4,028           --
   Prepaid expenses and other current assets                         3,131           --
                                                               -----------    -----------
           Total current assets                                     83,607          1,330
Property and equipment - at cost, less accumulated
   depreciation                                                     60,833         47,583
Franchise rights, net of amortization                                 --           95,833
Other assets                                                        27,000          2,000
                                                               -----------    -----------
                                                               $   171,440    $   146,746
                                                               ===========    ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Note payable, stockholder                                   $    25,000    $     --
   Accounts payable and accrued expenses                           205,647        174,802
   Payroll taxes payable                                             7,412        167,850
   Loans payable, stockholder                                        4,559        102,897
                                                               -----------    -----------
           Total current liabilities                               242,618        445,549
Notes payable, net of unamortized discount of $158,000              42,000           --
Note payable, stockholder                                           30,000           --
                                                               -----------    -----------
                                                                   314,618        445,549
                                                               -----------    -----------
Stockholders' deficiency
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized, none issued                                          --             --
   Class A common stock, $.001 par value; 5,000,000
     shares authorized, none issued                                   --             --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 7,703,861 and 6,964,424 shares issued
     and outstanding                                                 7,703          6,964
   Additional paid-in capital                                    3,641,268      1,828,920
   deficit accumulated during the development stage             (3,792,149)    (2,134,687)
                                                               -----------    -----------
           Total stockholders' deficiency                         (143,178)      (298,803)
                                                               -----------    -----------
                                                               $   171,440    $   146,746
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


                                  (Continued)

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Standards

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required as of July 1, 2000, and will not have a material impact on the results of operations of the Company.

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


8 - RELATED PARTY TRANSACTIONS

           A $25,000 note payable to an officer/stockholder of bthe Company is payable on demand and bears interest at 7% a year. The individual also advanced $4,559 to the Company which bears no interest.

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

                           INTERNET CABLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



11 - STOCK WARRANTS (Continued)

          Summary information about the Company's stock warrants outstanding at June 30, 1999 is as follows:

                 Outstanding                  Weighted
                     and                       Average
               Exercisable at              Contractual
                   June 30,                    Periods          Weighted Average
                     1999                     in Years           Exercise Price
               -------------               -----------          ----------------
                    10,000                     3.3                 $ 1.00
                     6,000                     3.1                   1.00
                     6,000                     3.2                   1.00
                    15,000                     4.2                   2.50
                     6,000                     4.3                   1.00
                   470,000                     4.6                   2.50
                   300,000                     3.3                    .05
                   250,000                     4.1                   2.50
                ----------                     ---                  -----
                 1,063,000                     3.8                  $1.77
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