Form 10QSB
period 2000-06-30
INTERNET CABLE CORP
filed 2000-08-15
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000, was 10,224,594 shares, all of one class (common stock), par value $.001 per share.

Transitional Small Business Disclosure Format (check one);

Yes         No  X
    ---        ---

PART I--FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                                   June 30, 2000       December 31, 1999
                                                                   -------------       -----------------
                                                                    (Unaudited)

Current assets
   Cash                                                             $   343,107           $ 1,531,708
   Notes receivable                                                        -                   40,000
   Accounts receivable, net of allowance of $251,878 and $0           1,563,259                 2,385
   Work in progress                                                     219,147                   -
   Inventories                                                          277,401                29,200
   Prepaid expenses and other current assets                            176,006                   -
   Deposits on Acquisitions                                              -                  5,652,576
                                                                    -----------           -----------
           Total current assets                                       2,578,920             7,255,869

Property and equipment - at cost,
   less accumulated depreciation of $528,079 and $26,151              1,044,563                52,993

Intangibles, net of accumulated amortization of
   $791,250 and $0                                                    7,121,251                  -

Other assets                                                             20,106                 2,000
                                                                    -----------           -----------
                                                                    $10,764,840           $ 7,310,862
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Note payable, stockholder                                        $   117,842           $   130,000
   Accounts payable and accrued expenses                              1,989,411               623,946
   Current portion of capital leases                                     61,068                  -
   Notes payable, net of unamortized discount                              -                  249,864
                                                                    -----------           -----------
           Total current liabilities                                  2,168,321             1,003,810
                                                                    -----------           -----------
Long-term liabilities
   Long-term capital leases                                              74,454                  -
                                                                    -----------           -----------
           Total liabilities                                          2,242,775             1,003,810
                                                                    -----------           -----------


Stockholders' equity
   Common stock, $.001 par value, 50,000,000 shares authorized,
      10,197,757 and 9,270,311 shares issued and outstanding             10,198                 9,269
   Additional paid-in capital                                        18,432,428            13,493,287
   Accumulated deficit                                               (9,920,561)           (7,195,504)
                                                                    -----------           -----------
           Total stockholders' equity                                 8,522,065             6,307,052
                                                                    -----------           -----------
                                                                    $10,764,840           $ 7,310,862
                                                                    ===========           ===========

                   The accompanying notes are an integral part
                    of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                        2000                  1999
                                                                    -----------           -----------
Sales and services                                                  $ 2,567,129           $     5,555
Cost of sales
   Direct costs                                                       1,174,478                30,197
   Indirect costs                                                       718,209                  -
   Depreciation                                                          36,574                  -
                                                                    -----------           -----------
Gross operating margin/(loss)                                           637,868               (24,642)

Operating costs:
   Selling, general and administrative expenses                       1,551,206             1,060,696
   Depreciation                                                          14,433               (14,752)
   (Gain) loss on disposal of assets                                       (250)                 -
   Amortization of intangibles                                          410,026                  -
                                                                    -----------           -----------
                                                                      1,975,415             1,045,944
                                                                    -----------           -----------
Loss from operations                                                 (1,337,547)           (1,070,586)
Interest income (expense)                                                19,562               (10,500)
                                                                    -----------           -----------
Net loss                                                             (1,317,985)           (1,081,086)

Accumulated deficit, beginning of period                             (8,602,576)           (2,711,063)
                                                                    -----------           -----------
Accumulated deficit, end of period                                  $(9,920,561)          $(3,792,149)
                                                                    ===========           ===========

Weighted average common shares Outstanding                           10,188,740             7,703,861


Basic and diluted loss per share                                    $      (.13)          $      (.14)
                                                                    ===========           ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                                        2000                  1999
                                                                    -----------           -----------
Sales and services                                                  $ 4,991,702           $    21,096
Cost of sales
   Direct costs                                                       2,222,693                50,445
   Indirect costs                                                     1,369,784                  -
   Depreciation                                                          70,100                  -
                                                                    -----------           -----------
Gross operating margin/(loss)                                         1,329,125               (29,349)

Operating costs:
   Selling, general and administrative expenses                       2,800,311             1,204,739
   Depreciation                                                          32,710                (5,072)
   Loss on disposal of assets                                            52,743                  -
   Amortization of intangibles                                          791,250                  -
                                                                    -----------           -----------
                                                                      3,677,014             1,199,667
                                                                    -----------           -----------
Loss from operations                                                 (2,347,889)           (1,229,016)

Interest income (expense)                                                22,968               (12,670)
Other income (expenses)                                                    -                     (194)
                                                                    -----------           -----------
Net loss before extraordinary item                                   (2,324,921)           (1,241,880)

Extraordinary item
   Charge for early extinguishment of debt                              400,136                  -
                                                                    -----------           -----------
Net loss                                                             (2,725,057)           (1,241,880)

Accumulated deficit, beginning of period                             (7,195,504)           (2,550,269)
                                                                    -----------           -----------
Accumulated deficit, end of period                                  $(9,920,561)          $(3,792,149)
                                                                    ===========           ===========

Weighted average common shares outstanding                           10,091,064             7,655,653

Basic and diluted loss per share                                    $      (.27)          $      (.16)
                                                                    ===========           ===========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                                        2000                  1999
                                                                    -----------           -----------
Cash flows from operating activities                                $(1,704,835)          $  (337,711)

Cash flows from investing activities
  Notes receivable                                                       40,000               (25,000)
  Release of deposits on acquisitions                                 5,652,576                  -
  Acquisition of property and equipment                                (365,938)              (12,213)
  Loans receivable, employee                                            (22,941)                 -
  Business acquisitions, net of cash balances acquired               (5,469,414)                 -
  Loans receivable, shareholder                                            -                  (19,000)
                                                                    -----------           -----------
Net cash used in investing activities                                  (165,717)              (56,213)

Cash flows from financing activities
  Notes payable stockholder, net                                        (12,158)               46,983
  Notes payable, net                                                   (650,000)               30,000
  Proceeds from issuance of common stock                              1,530,000                  -
  Stock offering costs                                                 (153,000)                 -
  Stock subscription receivable                                            -                  109,983
  Capital lease payments                                                (32,891)                 -
                                                                    -----------           -----------
Net cash provided by financing activities                               681,951               186,966
                                                                    -----------           -----------
Net increase (decrease) in cash                                      (1,188,601)             (206,958)

Cash, beginning of period                                             1,531,708               257,906
                                                                    -----------           -----------
Cash, end of period                                                 $   343,107           $    50,948
                                                                    ===========           ===========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                           INTERNET CABLE CORPORATION
                         Notes to Financial Statements

Note 1 - Basis of presentation

The consolidated financial statements of Internet Cable Corporation (together with its subsidiaries, the "Company") presented herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period.

Due to the inherent seasonal nature of the businesses, quarterly operating results may not be indicative of the actual operating results for the full year.

The 1999 financial statements reflect the operations of Internet Cable Corporation without regard to the activities of the companies acquired in January 2000. Subsequent to the acquisitions, the Company manages its business as one segment.

The Company is in the process of reviewing its financial reporting formats. The presentation of the statement of operations in this filing contains a re-allocation of costs between direct cost of sales, indirect cost of sales, and SG&A (selling, general and administrative) expenses. Direct costs of sales include labor and labor related costs associated with our field technicians, direct materials, and subcontractors. Indirect costs of sales include field support services such as project managers, supervision, field offices and field office support personnel, production travel costs, production vehicles, communications, equipment leases and equipment depreciation. SG&A expenses consist primarily of expenses for administration, office operations, marketing and advertising, finance and general management activities, including legal, accounting and other professional fees.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

Note 2 - Recent accounting pronouncements

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

On June 26, 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently evaluating the impact, if any, the SAB will have on the Company's financial position or results of operations.

Note 3 - Acquisitions

In January, 2000, the Company completed the acquisitions of Cable Systems Technical Services, Inc., a corporation formed under the laws of the Province of Ontario ("Cable TSI"), Cable Systems Technical Services, Inc. Delaware, a Delaware corporation ("TSI Delaware") and CAD Consultants, Inc., a New Jersey corporation ("CAD"). All acquisitions are 100% owned, directly or indirectly, by the Company.

These acquisitions were accounted for using the purchase method of accounting. As of June 30, 2000, the allocation of the total purchase price to goodwill amounts to $7,912,501. Goodwill was initially calculated by subtracting the net assets acquired from the total purchase price of the stock of Cable TSI, TSI Delaware and CAD. Certain other amounts have been capitalized as required by GAAP, including but not limited to legal and accounting fees. The final accounting of costs to be attributed to the acquisitions is being held open as of the date of this report to allow for the valuation of the underlying assets and inclusion of any additional expenses attributable to these transactions. As such, the total amount of goodwill is subject to future change. Goodwill is being amortized on a straight-line basis over a five-year period.

     The unaudited results of operations for the acquired entities for the quarter ended June 30, 2000 is as follows:

                                         3 Months Ended June 30, 2000
                                        ------------------------------
                                          Cable TSI          CAD
                                         -----------     -----------
Net sales                                $ 2,158,646     $   411,736
Direct and indirect cost of sales          1,496,626         406,902
Gross operating margin                       662,020           4,834
Net income/(loss)                            177,897         (65,954)

     The unaudited results of operations for the acquired entities for the six months ended June 30, 2000 is as follows:

                                         6 Months Ended June 30, 2000
                                        ------------------------------
                                          Cable TSI          CAD
                                         -----------     -----------
Net sales                                $ 4,219,572     $   743,993
Direct and indirect cost of sales          2,848,331         732,605
Gross operating margin                     1,371,241          11,388
Net income/(loss)                            372,533        (120,307)

     The pro forma unaudited consolidated results of operations as though both Cable TSI, TSI Delaware and CAD had been acquired as of the beginning of Fiscal 1999 is as follows:

                                           3 Months        6 Months
                                            Ended           Ended
                                           June 30,        June 30,
                                             1999            1999
                                         ------------    ------------
Net sales                                $ 1,594,869     $ 2,958,616
Gross operating margin                       397,525         785,056
Loss from continuing operations           (1,241,782)     (1,600,617)
Net loss                                  (1,269,010)     (1,643,676)
Loss per share                                  (.13)           (.16)
Pro forma shares outstanding              10,146,311      10,146,311


Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results. In addition, due to a reallocation of costs in the current year regarding the identification of direct and indirect cost of sales versus selling, general & administrative costs, management has made certain estimates and assumptions of the breakdown of total costs for the unaudited 1999 pro forma consolidated results of operations presented above. The allocation of 1999 pro forma costs between direct costs, indirect costs and general & administrative costs was based on current year expense relationships.

Note 4 - Executive incentive compensation

During the second quarter of 2000, the Company adopted, and the Board of Directors approved, an Executive Incentive Compensation Plan (the "EICP"), retroactive to January 1, 2000. This plan requires that certain financial performance targets be met in order for the executives in the EICP to earn additional compensation. Accrued EICP compensation, recorded as a charge to earnings, amounted to $355,000 as of June 30, 2000. The EICP contains a provision that any such additional compensation may be paid out in the form of cash or stock, at the option of the Company.

Note 5 - Commitments and contingencies

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

Note 6 - Securities offering

The Company completed an Offering of its securities, in January 2000, realizing approximately $9,080,000 in gross proceeds during 1999 and the first quarter of 2000 through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased. These warrants are exercisable over a 5-year term with a strike price of $10.00 per share. The Company had received $7,550,000 of the gross proceeds during 1999 with the balance of the proceeds received in the first quarter of 2000.

Note 7 - Stockholders' equity

In April, 2000, the Company issued a total of 25,000 shares to three former employees and recorded a charge to earnings of $207,163. The issuance of stock was made pursuant to certain agreements with those employees to provide services during the transition and relocation of the headquarters offices from Charleston, South Carolina to West Chester, Pennsylvania. In May, 2000, the Company issued 9,871 shares of common stock in consideration for 15,000 stock warrants in a cashless exercise.

Note 8 - Loss per share

The Company has reported loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2000, certain executives, key employees and investors have been granted a total of 7,623,643 warrants and options, 4,333,643 of which are currently vested, to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2000, as the result would be anti-dilutive since the Company reported losses from operations in both periods.

Note 9 - Revenue recognition

For wireless and cable projects, which comprise approximately 88% and 90% of the second quarter and year to date revenues, respectively, the Company recognizes revenues upon completion of services performed pursuant to contract terms. As such, the direct costs of goods sold incurred that are not yet billable are carried, at cost, as Work In Progress.

Note 10 - Concentration of risk

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:

                                         3 Months                6 Months
                                          Ended                   Ended
                                      June 30, 2000           June 30, 2000
                                   -------------------     -------------------
Media One (now part of AT&T)       $1,101,011    42.9%     $2,591,378    51.9%
Rogers                                309,888    12.1         558,055    11.2
Overland Contracting                  389,217    15.2         432,742     8.7
Time Warner                           175,230     6.8         255,118     5.1
AT&T                                   78,940     3.1         170,640     3.4
Other                                 512,843    19.9         983,769    19.7
                                   ----------   -----      ----------   -----
Total sales                        $2,567,129   100.0      $4,991,702   100.0
                                   ==========   =====      ==========   =====

Note 11 - Extraordinary item

From May through November 1999 the Company sold $650,000 of 10% two-year promissory notes. Investors in these notes also received warrants entitling the holders to purchase an aggregate of 325,000 shares of Company stock at $3.00 dollars per share. These warrants were redeemable upon issuance and expire in 2004. No warrants have been redeemed to date. The Company valued the warrants at $496,250, which was recorded as a debt discount, to be amortized over the life of the notes. On January 4, 2000, the Company retired these promissory notes and recorded a charge to earnings for the unamortized discount as an extraordinary item.

Note 12 - Related party transaction

In June 2000, the Chairman of the Board and Chief Executive Officer (the "related party"), loaned the Company $67,842. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. Subsequently, in July 2000, the related party loaned the Company an additional $54,485 and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Report contains, in addition to historical information, forward-looking statements by the Company (or "Internet Cable") with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect" and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources, the availability of additional equity funding, utilization of lines of credit or other borrowing facilities or opportunities, concentration of sales risk, gross margins, current and future expenses, future revenues and shortfalls in revenues, contract pricing and pricing uncertainty, growth and expansion plans, sales and marketing plans, availability of adequate technical personnel, capital expenditures, seasonality, and operating results. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in any forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission (see the "Risk Factors" section in the Company's Form 10-KSB for the year ended December 31, 1999). The Company does not intend to update these cautionary statements or any forward-looking statements.

General

Internet Cable is one of the leading providers of broadband infrastructure engineering, testing and certifying services in North America. The Company provides broadband technology solutions, cable infrastructure services, software products, wireless broadband solutions, and business-to-business wireless network solutions. Internet Cable is focused on becoming a leading outsourcing resource for broadband cable plant upgrades, node certification, maintenance, expansion and training. Cable operators across the country are focused on delivering new broadband revenue sources, and Internet Cable is uniquely qualified to help cable operators establish and maintain the high-quality service levels required in the delivery of emerging broadband services. The company has highly skilled, experienced staff and a proven seven-year record of success in implementing broadband infrastructure and wireless network solutions. In addition to internal organic growth, our business plan includes aggressive expansion plans to be executed by acquisition and joint venturing. The current business plan seeks up to $60 million in equity funding to execute this strategy.

In June, 2000, the Company applied for a listing on the Nasdaq SmallCap Market. Management believes that a listing on the Nasdaq SmallCap Market will raise the Company's visibility among institutional and individual investors as well as provide improved liquidity for our shareholders, serving to enhance long-term shareholder value.

Before the end of the year, Cable Systems Technical Services, Inc., a corporation formed under the laws of the Province of Ontario ("Cable TSI") and Cable Systems Technical Services, Inc., a Delaware corporation ("TSI Delaware") expect to achieve their ISO 9002 registration. Management believes this will be a significant step in our mission to preferentially differentiate ourselves from our competition and provide our customers with a repeatable level of high quality service and reliability.

The Company's revenues are subject to certain seasonality on a quarter by quarter basis due to the nature of the services we provide which are performed outside. As such, periods of inclement weather associated with certain seasons in certain geographical areas of North America can impact our ability to generate revenue.


Acquisitions - pro forma results of operations

In January, 2000, the Company completed the acquisition of Cable TSI, TSI Delaware, and CAD Consultants, Inc., a New Jersey corporation ("CAD"). (See Note 3 of the June 30, 2000 Financial Statements)

The actual operations of the Company for three and six months ended June 30, 1999 have little bearing on the current operations of the Company. The Company has focused its efforts during the first half of 2000 on the continued consolidation of the acquired companies, the development of the businesses of these operations, and the development of our overall strategic direction. Management believes that any discussion of the actual operations of through the first half of 1999 does not reflect the current operations and will devote this discussion to a pro forma comparison as if the acquisitions had been completed as of January 1, 1999.

The 1999 pro forma statement of operations (below) combines the Company's unaudited statement of operations for the three and six months ended June 30, 1999 with the annual historical unaudited statements of operations of Cable TSI and CAD for the three and six months ended June 30, 1999 as if both acquisitions had occurred on January 1, 1999. The pro forma financial data is not necessarily indicative of the actual operating results that would have occurred or the future operating results that will occur as a consequence of such transactions. Further, due to a reallocation of costs for the current year regarding the identification of direct and indirect cost of sales versus general & administrative costs, management has had to make certain estimates and assumptions of the breakdown of total costs for the unaudited 1999 pro forma consolidated results of operations presented below in order to provide reasonable comparisons. The allocation of 1999 pro forma costs between direct costs, indirect costs and general & administrative costs was based on current year expense relationships.

                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

                                           3 Months          6 Months
                                             Ended             Ended
                                         June 30, 1999     June 30, 1999
                                         -------------     -------------
Sales and services                        $ 1,594,869       $ 2,958,616
                                          -----------       -----------
Costs and expenses
   Direct and indirect costs of sales       1,197,344         2,173,560
   Selling, general and administrative      1,226,721         1,555,669
   Depreciation                                 2,560            38,754
   Amortization of intangibles                410,026           791,250
                                          -----------       -----------
                                            2,836,651         4,559,233
                                          -----------       -----------
Loss from operations                       (1,241,782)       (1,600,617)
Interest expense                               27,228            43,371
Other income                                     -                  312
                                          -----------       -----------
Net loss                                  $(1,269,010)      $(1,643,676)
                                          ===========       ===========

Sales

Sales for the second quarter of fiscal 2000 were $2,567,129, which was $972,260 or 61% higher than the pro forma sales for the second quarter 1999 of $1,594,869. For the six months ending June 30, 2000, sales were $4,991,702, which was $2,033,086 or 69% higher than the pro forma sales for the six months ending June 30, 1999 of $2,958,616. The increase in sales during 2000 over pro forma 1999 is the result of not only increased demand in the industry in general, but more specifically because of our customers response to the Company's proven ability to meet the higher technical requirements of broadband technology and the new return path requirements of emerging, higher-value product offerings by cable plant operators.

Cost of sales

Beginning in the second quarter, management has decided to allocate the costs of sales into two major categories, direct and indirect. Direct costs, made up largely of labor and labor related costs, represent those costs that are directly related to the production of income and, within certain limitations, should be directly variable in its relationship to sales. Indirect costs are generally made up of those semi-variable production related overhead costs such as production supervision wages and benefits, field office administration, field office rents and supplies, and production vehicle leases and operating costs. Management believes this new cost breakdown will facilitate improved cost management, cost containment, and budgeting by providing a clearer relationship to sales.

Management believes direct costs were negatively impacted during the first and second quarter of 2000 due to a shortage of qualified technical personnel and high rate of turnover. Field technicians can take up to 90 days of training before they are able to generate revenue for the Company. High turnover rates negatively impact our direct costs due to this need for training. At the beginning of the second quarter of 2000, the Company addressed this problem by implementing several initiatives aimed at enhancing our ability to attract and retain qualified employees. The Company also hired a Director of Human Resources to formalize our recruiting procedures, criteria and provide a more focused effort.

Total cost of sales for the second quarter of fiscal 2000 were $1,929,261 versus $1,197,344 for the pro forma second quarter of fiscal 1999. The increase is a direct result of higher sales in the second quarter 2000. On a year to date basis, the same holds true with the first half 2000 cost of sales being $3,662,577 versus $2,173,560 for the pro forma first half of 1999. As previously mentioned, due to the reallocation of costs between direct, indirect and SG&A, management has had to make certain estimates and assumptions to reallocate the 1999 pro forma cost of sales. In doing so, management has made the assumption that the direct, indirect and SG&A costs for 1999 possess the same relationship to sales as evidenced by our year 2000 results.

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") for the second quarter of fiscal 2000 were $1,551,206 versus the pro forma second quarter of fiscal 1999 of $1,226,721, for an increase of $324,485, or 26.5%. However, included in the second quarter 2000 expenses was a non-cash, non-recurring charge for $207,138 relating to stock issued to prior employees for services associated with the transfer and relocation of the headquarters office from South Carolina to Pennsylvania (See Note 7 of the June 30, 2000 Financial statements referencing the event of April 4th, 2000). Also, included in the second quarter 1999 pro forma SG&A was a non-cash, non-recurring charge for stock issued to employees for various services rendered, in the amount of $219,213. Excluding these non-recurring charges, SG&A for the second quarter 2000 were $1,344,068 versus the pro forma the second quarter 1999 of $1,007,508, for an increase of $336,560, or 33.4%.

SG&A for the first six months of fiscal 2000, excluding the same aforementioned non-cash, non-recurring charges, were $2,593,173 versus the pro forma first six months of fiscal 1999 of $1,336,456, for an increase of $1,256,717, or 94%. The increases over 1999 are largely the result of increased wages and benefits to compensate the new management team put in place to manage the affairs of the Company and improve its strategic and reporting capabilities.

The components of historical SG&A for the three and six months ended June 30, 1999 are largely expenses that relate to compensation of the prior management team, consulting and other expenses that are not included in our results for the current year.

Depreciation

The consolidated fixed assets of the Company amount to $1,572,642, with a net book value of $1,044,563. Over 80% of these assets are held by TSI Canada and TSI Delaware. The most significant component of the TSI companies fixed assets are comprised of technical testing equipment used by the technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Consolidated depreciation expense for the three and six months ended June 30, 2000 was $51,007 and 102,810, respectively. The pro forma depreciation expense for the three and six months ended June 30, 1999 was $2,560 and $38,754, respectively.

Amortization of intangibles

Intangible amortization expense for the second quarter of fiscal 2000 and pro forma second quarter 1999 was $410,026. Intangibles, primarily goodwill, of $7,912,501 has been recorded based on the purchase price paid for the stock of Cable TSI and CAD and the value of the assets acquired during January 2000. The final accounting to be attributed to these acquisitions is being held open as of the date of this report to allow for the valuation of the underlying assets and inclusion of any additional expenses attributable to these transactions.

Interest

The Company earned net interest income of $19,562 and $22,968 for the three and six months ended June 30, 2000, respectively. This compares favorably to the net interest expense incurred by the Company of $10,500 and $12,670 for the pro forma three and six months ended June 30, 1999, respectively. This improvement is due to the retirement of debt at Cable TSI and CAD as part of the acquisition of these companies, in addition to earning finance charges on a few past-due trade accounts receivable at CAD.

EBITDA&EI

EBITDA&EI is defined as earnings or losses before interest, taxes, depreciation, amortization, stock-based compensation, other income and extraordinary items. EBITDA&EI for the three and six months ended June 30, 2000 and the pro forma three and six months ended June 30, 1999 is present in the table below:

                  PRO FORMA CONDENSED STATEMENTS OF EBITDA&EI
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
             (stated in thousands, except share and per share data)
                                    Unaudited

                                           3 Months        3 Months        6 Months        6 Months
                                             Ended           Ended           Ended           Ended
                                         June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                         -------------   -------------   -------------   -------------
Sales and services                          $  2,567        $  1,595        $  4,992        $  2,959
                                            --------        --------        --------        --------
Costs and expenses
   Direct and indirect costs of sales          1,893           1,197           3,592           2,174
   General and administrative                  1,344           1,008           2,646           1,336
                                            --------        --------        --------        --------
EBITDA&EI                                       (670)           (610)         (1,246)           (551)

   Stock-based compensation expense              207             219             207             219
   Depreciation                                   51               3             103              39
   Amortization                                  410             410             791             791
   Other income (exp)                             20             (27)             22             (44)
                                            --------        --------        --------        --------
Income before extraordinary items             (1,318)         (1,269)         (2,325)         (1,644)

Extraordinary items -
  early extinguishments of debt                   -               -              400              -
                                            --------        --------        --------        --------
Net loss                                    $ (1,318)       $ (1,269)       $ (2,725)       $ (1,644)
                                            ========        ========        ========        ========

Basic and diluted net loss per share        $  (0.13)       $  (0.13)       $  (0.27)       $  (0.16)

Shares outstanding - weighed average      10,188,740                      10,091,064
Shares outstanding - pro forma                            10,146,311                      10,146,311


Net loss before extraordinary items

The net loss before extraordinary items for the three and six months ended June 30, 2000 was ($1,317,985) and ($2,324,921), respectively. The net loss before extraordinary items for the pro forma three and six months ended June 30, 1999 was ($1,269,010) and ($1,643,676), respectively.

Extraordinary item

From May through November 1999 the Company sold $650,000 of 10% two-year promissory notes. Investors in these notes also received warrants entitling the holders to purchase an aggregate of 325,000 shares of Company stock at $3.00 dollars per share. These warrants were redeemable upon issuance and expire in 2004. No warrants have been redeemed to date. The Company valued the warrants at $496,250, which were recorded as a debt discount, to be amortized over the life of the notes. On January 4, 2000, the Company retired these promissory notes and recorded a charge to the first quarter of 2000 for $400,136 for the unamortized discount as an extraordinary item.

Liquidity and capital resources

Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. At June 30, 2000 the Company had cash of approximately $343,107. Current assets, totaling $2,578,920, exceeded current liabilities by $410,599. The Company's only long-term debt consists of capital lease obligations amounting to $74,454.

For the first six months of fiscal 2000, cash flow from operations amounted to a negative $1,704,835. This amount was derived from the income statement loss of $2,725,057, adding back certain non-cash expenditures of $1,524,091, subtracting a net increase in working capital of $503,083, and certain other minor adjustments. The non-cash expenditures included, among other things, such items as amortization, depreciation, stock-based compensation and bad debt expense. The increase in working capital was due an increase in business activity and resulted in, among other things, increases in accounts receivable, work in process and inventory.

Investing activities for the first six months of 2000, which amounted to a net outlay of $165,717, included the release of $5,652,576 that was being held as deposits on December 31, 1999, pending the completion of certain acquisitions. These acquisitions were completed in January 2000, resulting in the outlay of $5,469,414 for these acquisitions, net of the cash acquired. The Company also completed certain capital expenditures for fixed assets in the amount of $365,938.

Financing activities for the first six months of 2000, which amounted to a net inflow of $681,951, was largely comprised of $1,530,000 from the final proceeds for the private placement of common stock initiated in fiscal 1999, less the pay out of $153,000 in placement costs related thereto, and the payoff of $650,000 in bridge loans.

The Company incurred development stage losses of $3,792,149 from inception through June 30, 1999. While no longer considered a development stage company at December 31, 1999, the Company's accumulated deficit as of that date was $7,195,504. As of June 30, 2000, the Company's accumulated deficit was $9,920,561.

In January 2000, the Company completed an offering of its securities, which commenced during 1999. The Company raised approximately $9,080,000 in gross proceeds through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased. Of the total raised during this offering, approximately $7,550,000 was raised and recorded as of December 31, 1999. The balance raised was completed and recorded in the first quarter of 2000. The warrants are exercisable over a 5-year term with a strike price of $10.00 per share. Prior to this, the Company completed a Rule 504 Offering in December of 1998 and raised approximately $847,000 in gross proceeds through the sale of the Company's common stock at $2.00 per share. From May through November 1999, the Company engaged an outside agent to sell up to $700,000 of 10% two-year promissory notes in anticipation of completing an offering of its securities. These notes were pre-payable out of any public or private financing resulting in gross proceeds of at least $5,000,000, or if the Company merged with another company with at least $5,000,000 in cash. The Company raised a total of $650,000 in gross proceeds before closing the private placement. Investors in the promissory notes also received warrants entitling the holder to purchase an aggregate of 325,000 shares of common stock at $3.00 per share. These warrants have a five-year life. The Company repaid the promissory notes from the proceeds of the private offering completed in January 2000.

During July, 2000, the Company received an offer from a regional bank for an operating line of credit in the amount of $1,000,000 to be supported by certain qualified accounts receivable. The tentative terms of this offer, yet to be finalized, include but are not limited to collateralization against certain assets including but not limited to accounts receivable, the issuance of stock warrants to the bank and an interest rate of prime plus 1%. Negotiations regarding final terms and conditions are ongoing at this time.

The Company's immediate capital requirements primarily relate to working capital and capital expenditures such as a new computer system and cable testing equipment. In addition, the Company is seeking additional capital, up to $60 million, to facilitate the execution of management's business strategy. This strategy includes organic growth, acquisitions, and is highly focused on the recurring revenue provided by our cable plant maintenance outsourcing model. The Company expects to satisfy working capital, capital expenditures and business strategy requirements from a variety of sources which may include both debt and equity placements.

However, there can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company. The Company believes if it is able to obtain at least $5 million in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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


ITEM 2.  CHANGES IN SECURITIES

During the three-month period ended June 30, 2000, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended June 30, 2000, the Company was not in default on any senior securities, including long-term debt instruments.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended June 30, 2000, the Company did not submit any matters to a vote of security holders.


ITEM 5.  OTHER INFORMATION

The Company does not have any other material information to report with respect to the three-month period ended June 30, 2000. However, in July 2000, subsequent to the period covered by this filing, two officers of the company executed certain stock options and acquired, for cash, 22,357 shares in the aggregate. The appropriate Form 4 will be filed for these two officers within the guidelines established by the Security and Exchange Commission.


ITEM 6.  Exhibits and Reports on Form 8-K

     3.1  Articles of Incorporation, as amended (a)

     3.2  Bylaws (a)

     2.0  Sale and Purchase Agreement Cable Systems, TSI (b)

     2.1  Sale and Purchase Agreement CAD Consultants, INC (b)

     8.0  Change in Fiscal Year (c)

     4.0  Change in Registrant's Certifying Accountant (d)

     27.  Financial data schedule (e)

     16.  Letter on change in certifying accountant (f)

     19.  Reports furnished to securityholders (g)

-------------
(a) Incorporated by reference to the Company's Form 10G, filed with the commission on June 8, 1999 and, as amended and filed with Form 8K on June 20, 2000.

(b) Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on January 19, 2000.

(c) Incorporated by reference to the Company's current report on Form 8K as filed with the SEC on February 7, 2000.

(d) Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on May 1, 2000.

(e)  Filed herewith.

(f) Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on May 1, 2000, and as amended on May 9, 2000

(g) Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on June 20, 2000 relating to the addition to the board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation
(Registrant)

Date:  August 14, 2000

/s/  Michael F. Mulholland
--------------------------
Michael F. Mulholland, Chief Executive Officer


Date:  August 14, 2000

/s/  William F. Walsh
---------------------
William F. Walsh, Chief Financial Officer