Form 10QSB
period 1999-06-30
INTERNET CABLE CORP
filed 2000-11-14
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000, was 10,510,662 shares, all of one class (common stock), par value $.001 per share.

Transitional Small Business Disclosure Format (check one);

Yes    No X
   ---   ---

PART I--FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                             September 30, 2000   December 31, 1999
                                                                (Unaudited)

Current assets
   Cash                                                         $    261,085       $  1,531,708
   Notes receivable                                                      --              40,000
   Accounts receivable, net of allowance
     of $218,994 and $0                                            2,097,710              2,385
   Unbilled receivables                                            1,293,885               --
   Inventories                                                       228,282             29,200
   Prepaid expenses and other current assets                         159,118               --
   Deposits on Acquisitions                                             --            5,652,576
                                                               ------------       ------------
           Total current assets                                    4,040,080          7,255,869

Property and equipment - at cost,
  less accumulated depreciation of
      $584,889 and $26,151                                         1,070,261             52,993

Intangibles, net of accumulated amortization of $1,136,706         6,441,336               --

Other assets                                                          20,106              2,000
                                                                ------------       ------------
                                                                $ 11,571,783       $  7,310,862
                                                                ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Note payable, stockholder                                    $     86,077       $    130,000
   Accounts payable and accrued expenses                           2,144,942            623,946
   Current portion of capital leases                                  59,420               --
   Notes payable, net of unamortized discount                           --              249,864
   Short term financing                                              450,000               --
   Income taxes payable                                              203,313               --
                                                                ------------       ------------
           Total current liabilities                               2,943,752          1,003,810
                                                                ------------       ------------
Long-term liabilities
   Long-term capital leases                                           59,089               --
                                                                ------------       ------------
           Total liabilities                                       3,002,841          1,003,810
                                                                ------------       ------------
Stockholders' equity
   Common stock, $.001 par value,
      50,000,000 shares authorized,
      10,510,662 and 9,270,311 shares
      issued and outstanding                                          10,511              9,269
   Additional paid-in capital                                     18,442,311         13,493,287
   Accumulated deficit                                            (9,883,880)        (7,195,504)
                                                                ------------       ------------
           Total stockholders' equity                              8,568,942          6,307,052
                                                                ------------       ------------
                                                                $ 11,571,783       $  7,310,862
                                                                ============       ============

         The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                            2000                   1999
                                                            ----                   ----
Sales and services                                      $  3,259,723          $     11,192
Cost of sales
   Direct costs                                            1,129,525                15,650
   Indirect costs                                            828,364                  --
   Depreciation                                               43,752                  --
                                                        ------------          ------------
Gross operating margin/(loss)                              1,258,082                (4,458)

Operating costs:
   Selling, general and administrative expenses            1,158,635               523,709
   Depreciation                                               13,058                 3,920
   (Gain) loss on disposal of assets                          (4,319)                 --
   Amortization of intangibles                               378,902                  --
                                                        ------------          ------------
                                                           1,546,276               527,629
                                                        ------------          ------------
Loss from operations                                        (288,194)             (532,087)

Interest income (expense)                                    (12,640)              (53,925)
                                                        ------------          ------------
Net loss                                                    (300,834)             (586,012)

Accumulated deficit, beginning of period                  (9,583,046)           (3,792,149)
                                                        ------------          ------------
Accumulated deficit, end of period                      $ (9,883,880)         $ (4,378,161)
                                                        ============          ============
Weighted average common shares
   Outstanding                                            10,338,402             7,703,861


Basic and diluted loss per share                        $       (.03)         $       (.08)
                                                        ============          ============



    The accompanying notes are an integral part of these condensed financial statements.

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                            2000                   1999
                                                            ----                   ----
Sales and services                                      $  8,421,666          $     32,288
Cost of sales
   Direct costs                                            3,403,245                66,095
   Indirect costs                                          2,198,148                  --
   Depreciation                                              113,852                  --
                                                        ------------          ------------
Gross operating margin/(loss)                              2,706,421               (33,807)

Operating costs:
   Selling, general and administrative expenses            3,968,969             1,569,320
   Depreciation                                               35,745                (1,152)
   Loss on disposal of assets                                 48,424                  --
   Amortization of intangibles                             1,136,706                  --
                                                        ------------          ------------
                                                           5,189,844             1,568,168
                                                        ------------          ------------
Loss from operations                                      (2,483,423)           (1,601,975)
Interest income (expense)                                     10,328               (66,595)
Other income (expenses)                                         --                    (194)
                                                        ------------          ------------
Pre-tax loss                                              (2,473,095)           (1,668,764)
Income tax benefit                                           184,855
                                                        ------------          ------------
Net losses before extraordinary items                     (2,288,240)           (1,668,764)
Extraordinary item
   Charge for early extinguishment of debt                   400,136                  --
                                                        ------------          ------------
Net loss                                                  (2,688,376)           (1,668,764)
Accumulated deficit, beginning of period                  (7,195,504)           (2,550,269)
                                                        ------------          ------------
Accumulated deficit, end of period                      $ (9,883,880)         $ (4,219,033)
                                                        ============          ============

Weighted average common shares outstanding                10,210,864             7,703,861

Basic and diluted loss per share                        $       (.26)         $       (.22)
                                                        ============          ============


    The accompanying notes are an integral part of these condensed financial statements.

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                                 2000                1999
                                                                 ----                ----
Cash flows from operating activities                          $(2,204,845)         $  (710,239)

Cash flows from investing activities
 Notes receivable                                                  40,000              (45,000)
 Release of deposits on acquisitions                            5,652,576                 --
 Acquisition of property and equipment                           (444,127)             (12,213)
 Loans receivable, employee                                       (22,941)                --
 Business acquisitions, net of cash balances acquired          (5,469,414)                --
 Loans receivable, shareholder                                       --                (19,000)
                                                              -----------          -----------
Net cash used in investing activities                            (252,647)             (76,213)

Cash flows from financing activities
 Proceeds from line of credit                                     450,000                 --
 Notes payable stockholder, net                                   (43,923)              71,983
 Notes payable, net                                              (665,365)              30,000
 Proceeds from issuance of common stock                         1,633,696                 --
 Stock offering costs                                            (153,000)                --
 Stock subscription receivable                                       --                109,983
 Bridge loan proceeds                                                --                400,000
 Capital lease payments                                           (34,539)                --
                                                              -----------          -----------
Net cash provided by financing activities                       1,186,869              611,966
                                                              -----------          -----------

Net increase (decrease) in cash                                (1,270,623)            (174,486)

Cash, beginning of period                                       1,531,708              257,906
                                                              -----------          -----------
Cash, end of period                                           $   261,085          $    83,420
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

The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period. Due to the inherent seasonal nature of the business, quarterly operating results may not be indicative of the actual operating results for the full year.

The 1999 financial statements reflect the operations of Internet Cable Corporation without regard to the activities of the companies acquired in January 2000. Subsequent to the acquisitions, the Company manages its business as one segment.

During the third quarter, management obtained a commitment from a bank for a line of credit (Note 5), which is used to fund continuing operations. Furthermore, management is actively seeking additional investments from outside equity investors. Management believes that cash flows from operations during 2000, combined with the cash from borrowings against the commitment for the recently negotiated line of credit (Note 5), will be sufficient to meet its cash requirements for the fourth quarter of 2000. If the expected growth in revenue does not meet expectations, or if the potential equity being sought is not obtained, management believes that it can take certain actions such as undertaking certain expense reductions to mitigate the impact of such potential events. However, should the potential equity investors not commit to fund the Company, there can be no assurances that management's actions will be sufficient to avoid a liquidity shortfall during 2001.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

Note 2 - Acquisitions

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

These acquisitions were accounted for using the purchase method of accounting. As of September 30, 2000, the allocation of the total purchase price to goodwill amounts to $7,578,042. Goodwill was initially calculated by subtracting the net assets acquired from the total purchase price of the stock of Cable TSI, TSI Delaware and CAD. Certain other amounts have been capitalized as required by GAAP, including but not limited to legal and accounting fees. The final accounting of costs to be attributed to the acquisitions is being held open as of the date of this report to allow for the valuation of the underlying assets and inclusion of any additional expenses attributable to these transactions. As such, the total amount of goodwill is subject to future change. Goodwill is being amortized on a straight-line basis over a five-year period.

The unaudited results of operations for the acquired entities for the quarter ended September 30, 2000 are as follows:

                                      3 Months Ended September 30, 2000
                                     -----------------------------------
                                          Cable TSI              CAD
                                          ---------              ---
Net sales                                 $2,980,593         $  248,100
Direct and indirect cost of sales          1,750,390            222,050
Gross operating margin                     1,230,203             26,050
Net income/(loss)                            467,259            (40,689)


      The numbers presented for Cable TSI reflect the consolidated results of operations for Cable TSI and TSI Delaware.


The unaudited results of operations for the acquired entities for the nine months ended September 30, 2000 are as follows:

                                       9 Months Ended September 30, 2000
                                       ---------------------------------
                                           Cable TSI            CAD
                                           ---------            ---
Net sales                                $ 7,370,406       $   992,093
Direct and indirect cost of sales          4,649,748           954,655
Gross operating margin                     2,720,658            37,438
Net income/(loss)                            959,006          (160,996)



The pro forma unaudited consolidated results of operations for Internet Cable Corporation as though Cable TSI, TSI Delaware and CAD had been acquired as of the beginning of Fiscal 1999 are as follows:


                                          3 Months                9 Months
                                           Ended                   Ended
                                     September 30, 1999      September 30, 1999
                                     ------------------      ------------------
Net sales                               $  2,469,699          $  5,428,315
Gross operating margin                       991,703             1,776,759
Loss from continuing operations              (14,329)           (1,581,500)
Net loss                                     (81,932)           (1,692,162)
Loss per share                                  (.01)                 (.17)
Pro forma shares outstanding              10,146,311            10,146,311



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

Note 3 - Cable Systems TSI (Cable TSI) Revenue recognition

On January 4, 2000, Internet Cable Corp. acquired Cable TSI, a privately-held Canadian company. In the first and second quarters, the company recognized revenue based on contractually permitted billings. In the third quarter, management adopted the policy of recognizing revenue using either a unit of measure (based on feet) or contractually permitted hourly fees. This policy has been adopted retroactively to the acquisition date. In addition to the change in revenue recognition accounting policy, management reassessed the related opening balance sheet accounts. As a result, amounts recorded as work-in-process as of January 4, 2000 were revised by $528,055 to reflect unbilled receivables on a fair value basis, in accordance with APB 16, Accounting for Business Combinations, and the related revenue recognition policy. As a result of the change in unbilled receivables and related tax impact recorded in the opening balance sheet, purchased goodwill was reduced by $343,200, thereby reducing goodwill amortization by $17,162 in both the first and second quarters. Additionally, given that the company generated a loss in the first quarter, a related tax benefit in the amount of $184,855 has been recognized.

As a result of these changes, revenue decreased by $12,002 for the three months ended March 31, 2000 and increased by $182,243 for the three months ended June 30, 2000. The effect of these changes on net margins for the same periods was a decrease of $8,357 and an increase of $127,570, respectively. In addition, the amounts related to unbilled receivables increased by $519,699 and $647,269 at March 31, 2000 and June 30, 2000 respectively. The full impact of these changes on the previously reported net losses are a reduction in the net losses of $193,624 and $144,733 for the three months ended March 31, 2000 and June 30, 2000, respectively.

The effect of these changes, on a basic and diluted per share basis, was to decrease the previously reported losses per share by $0.02 per share in the three months ended March 31, 2000 and by $0.02 per share in the three months ended June 30, 2000.

Due to above changes, the Company will be filing amended Forms 10QSB with the Securities and Exchange Commission for the three month periods ending March 31, 2000 and June 30, 2000.

Note 4 - Executive incentive compensation

During the second quarter of 2000, the Company adopted, and the Board of Directors approved, an Executive Incentive Compensation Plan (the "EICP"), retroactive to January 1, 2000. This plan requires that certain financial performance targets be met in order for the executives in the EICP to earn additional compensation. Accrued EICP compensation, recorded as a charge to earnings, amounted to $84,616 and $439,616 for the three and nine months ended September 30, 2000, respectively. The EICP contains a provision that any such additional compensation may be paid out in the form of cash or stock, at the option of the Company.

Note 5 - Line of credit

During the third quarter, the Company secured a $1,000,000 line of credit with a regional bank in Pennsylvania. The terms include, among other things, a line of credit based on certain qualified accounts receivable and collateralization against certain assets including but not limited to all accounts receivable, the issuance of stock warrants to the bank, and an interest rate of prime plus 1%. The loan covenants include the Company's maintaining a current ratio of 1.1 to 1.0, and a leverage ratio of 3.0 to 1.0. The Company is in compliance with all loan covenants. As of September 30, 2000 the Company had drawn $450,000 against this line of credit, leaving an unused available balance of $550,000. The loan agreement required the issuance of 32,990 warrants at market price which vested immediately at a strike price of $6.0625 per share and must be exercised by or before August 14, 2005. The Black-Scholes model assigns an estimated value of $17,852 to these warrants.

Note 6 - Commitments and contingencies

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

Note 7 - Securities offering

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

Note 8 - Loss per share

The Company has reported loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Cumulatively through September 30, 2000, certain executives, key employees and investors have been granted a total of 7,306,012 warrants and options, 4,391,012 of which are currently vested, to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2000, as the result would be anti-dilutive since the Company reported losses from operations in both periods.

Note 9 - Concentration of risk

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:


                                          3 Months                9 Months
                                           Ended                   Ended
                                     September 30, 2000      September 30, 2000
                                     ------------------      ------------------
AT&T (including Media One)         $1,836,030    56.3%       $4,690,584    55.7%
Rogers                                485,903    14.9         1,064,041    12.6
Time Warner                           564,384    17.3           827,643     9.8
Other                                 373,406    11.5         1,839,398    21.8
                                   ----------    -----       ----------    -----
Total sales                        $3,259,723   100.0        $8,421,666   100.0
                                   ==========   =====        ==========   =====


Note 10 - Extraordinary item

From May through November 1999 the Company sold $650,000 of 10% two-year promissory notes. Investors in these notes also received warrants entitling the holders to purchase an aggregate of 325,000 shares of Company stock at $3.00 dollars per share. These warrants were redeemable upon issuance and expire in 2004. No warrants have been redeemed to date. The Company valued the warrants at $496,250, which was recorded as a debt discount, to be amortized over the life of the notes. On January 4, 2000, the Company retired these promissory notes and recorded a $400,136 charge to earnings for the unamortized discount as an extraordinary item.

Note 11 - Related party transaction

In June 2000, the Chairman of the Board and Chief Executive Officer (the "Related Party"), loaned the Company $67,842. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. Subsequently, in July 2000, the Related Party loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter, the Company repaid $40,000 of this related party loan, resulting in a loan balance of $36,077 as of September 30, 2000. Accrued interest on all outstanding related-party loans was $6,223 as of September 30, 2000.

Note 12 - Recent accounting pronouncements

On April 3, 2000 the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.

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

General

Internet Cable is one of the leading providers of broadband infrastructure engineering, testing and certifying services in North America. The Company provides broadband technology solutions, cable infrastructure services, training, software products, wireless broadband solutions, and business-to-business wireless network solutions. Internet Cable is focused on becoming a leading outsourcing resource for broadband cable plant upgrades, node certification, maintenance, expansion and training. Cable operators across the country are focused on delivering new broadband revenue sources, and Internet Cable is uniquely qualified to help cable operators establish and maintain the high-quality service levels required in the delivery of emerging broadband services. The Company has highly skilled, experienced staff and a proven seven-year record of success in implementing broadband infrastructure and wireless network solutions. In addition to organic growth, our business plan includes aggressive expansion plans to be executed by acquisition and joint venturing. The current business plan seeks up to $60 million in equity funding to execute this strategy.

In June, 2000, the Company applied for a listing on the Nasdaq SmallCap Market. Management believes that a listing on the Nasdaq SmallCap Market will raise the Company's visibility among institutional and individual investors as well as provide improved liquidity for our shareholders, serving to enhance long-term shareholder value. As of the filing of this report, our application is still pending.

During the third quarter our Cable Systems Technical Services division, made up of Cable Systems Technical Services, Inc., a corporation formed under the laws of the Province of Ontario ("Cable TSI") and Cable Systems TSi, Delaware, a Delaware corporation ("TSI Delaware") successfully obtained their ISO 9002 certification. Management believes this will be a significant step in our mission to preferentially differentiate ourselves from our competition and provide our customers with a repeatable level of high quality service and reliability.

The Company's revenues are subject to certain seasonality on a quarter by quarter basis due to the nature of the services we provide which are performed outside. As such, periods of inclement weather associated with certain seasons in certain geographical areas of North America can impact our ability to generate revenue.

Acquisitions - pro forma results of operations

In January, 2000, the Company completed the acquisition of Cable TSI, TSI Delaware, and CAD Consultants, Inc., a New Jersey corporation ("CAD"). (See Note 3 of the September 30, 2000 Financial Statements)

The actual operations of the Company for three and nine months ended September 30, 1999 have little bearing on the current operations of the Company. In the current year, the Company has focused its efforts on the consolidation and organization of the acquired companies, the development of the businesses of these operations, and the creation of our overall strategic direction. Management believes that any discussion of the actual operations from 1999 would be irrelevant to the current operations and will therefore devote our comparative analysis and discussion to a pro forma comparison as if the acquisitions had been completed as of January 1, 1999.

The 1999 pro forma statement of operations (below) combines the Company's unaudited statement of operations for the three and nine months ended September 30, 1999 with the annual historical unaudited statements of operations for Cable TSI, TSI Delaware and CAD for the three and nine months ended September 30, 1999 as if these acquisitions had occurred on January 1, 1999. The pro forma financial data is not necessarily indicative of the actual operating results that would have occurred or the future operating results that will occur as a consequence of such transactions. Further, due to a reallocation of costs for the current year regarding the identification of direct and indirect cost of sales versus general & administrative costs, management has had to make certain estimates and assumptions of the breakdown of total costs for the unaudited 1999 pro forma consolidated results of operations presented below in order to provide reasonable comparisons. The allocation of 1999 pro forma costs between direct costs, indirect costs and general & administrative costs have been estimated based on current year expense relationships.

              PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999


                                              3 Months               9 Months
                                               Ended                  Ended
                                          September 30, 1999     September 30, 1999
                                          ------------------     ------------------
Sales and services                             $ 2,469,699          $ 5,428,315
                                               -----------          -----------
Costs and expenses
   Direct and indirect costs of sales            1,477,996            3,651,556
   Selling, general and administrative             578,357            2,134,026
   Depreciation                                     48,773               87,527
   Amortization of intangibles                     378,902            1,136,706
                                               -----------          -----------
                                                 2,484,028            7,009,815
                                               -----------          -----------
Loss from operations                               (14,329)          (1,581,500)
Interest expense                                    67,603              110,974
Other income                                          --                    312
                                               -----------          -----------
Net loss                                       $   (81,932)         $(1,692,162)
                                               ===========          ===========


Sales

Sales for the third quarter of fiscal 2000 were $3,259,723, which was $790,024 or 32% higher than the pro forma sales for the third quarter 1999. For the nine months ending September 30, 2000, sales were $8,421,666, which was $2,993,351 or 55% higher than the pro forma sales for the nine-month period ending September 30, 1999. The dramatic sales increase during 2000 over pro forma 1999 is the result of strong demand in the industry for cable systems upgrades and certification to allow for the deployment of additional value-added services by the multiple system operators (MSO's) like AT&T, Comcast and Rogers Cable. Many of these additional value-added services are interactive services requiring two-way "return path" communications, such as internet connections, pay-per-view digital television, telephony, alarm monitoring and smart home appliance services. Our customers, some of the largest MSO's in North America, have responded favorably to the Company's proven ability to meet the higher technical challenges and requirements of broadband technology and the new return path requirements of emerging, higher-value product offerings.

On January 4, 2000, Internet Cable Corp. acquired Cable Systems Technical Services Inc. (Cable TSI), a privately-held Canadian company. In the first and second quarters of 2000, the company recognized revenue based on contractually permitted billings. In the third quarter, management adopted the policy of recognizing revenue using either a unit of measure (based on feet) or contractually permitted hourly fees. This policy has been adopted retroactively to the acquisition date. Therefore, all revenue numbers for the three and nine months ended September 30, 2000 as shown in this report have been calculated in accordance with this policy.

In addition to the change in revenue recognition accounting policy, management reassessed the related opening balance sheet accounts. As a result, amounts recorded as work-in-process as of January 4, 2000 were revised by $528,055 to reflect unbilled receivables on a fair value basis, in accordance with APB 16, Accounting for Business Combinations, and the related revenue recognition policy.

As a result of these changes, revenue decreased by $12,002 for the three months ended March 31, 2000 and increased by $182,243 for the three months ended June 30, 2000.

Due to above changes, the Company will be filing amended Forms 10QSB with the Securities and Exchange Commission for the three month periods ending March 31, 2000 and June 30, 2000. (See Note 3 to the September 30, 2000 financial statements)

Cost of sales

Costs of sales are broken down into two major categories, direct and indirect. Direct costs, made up largely of labor and labor related costs, represent those costs that are directly related to the production of income and, within certain limitations, should be directly variable in its relationship to sales. Indirect costs are generally made up of those semi-variable production related overhead costs such as production supervision wages and benefits, field office administration, field office rents and supplies, and production vehicle leases and operating costs. Management believes this cost breakdown will facilitate improved cost management, cost containment, and budgeting by providing a clearer relationship to sales.

Sequentially, the third quarter saw improvement in contribution margin and gross margin, in both percent and dollars compared to the second quarter of 2000. The contribution margin (revenues less direct costs of sales) for the third quarter of $2,130,198, or 65.3% of sales, improved significantly from the $1,520,221, or 55.5% of sales, experienced during the second quarter. This is an indicator of increased productivity by our technicians as well as improved billing practices.

Sequentially, the gross margin (revenues less direct and indirect cost of sales) also improved to $1,258,082 or 38.6% of sales, from the $765,438 or 27.9% of sales, experienced during the second quarter. The improvement in the gross margin comes from the combined effects of improved contribution margins as well as the effect of the economies of scale that results from higher sales volumes to cover the semi-variable indirect costs.

Compared to prior year activities, total cost of sales for the third quarter of fiscal 2000 were $2,001,641 versus $1,477,966 for the pro forma third quarter of fiscal 1999. The increase is a direct result of the higher sales volume in the third quarter of 2000 versus 1999. On a year to date basis, the same holds true with the cost of sales being $5,715,245 for the first nine months of 2000 versus $3,651,556 for the pro forma nine months of 1999. As previously mentioned, due to the reallocation of costs between direct, indirect and SG&A, management has had to make certain estimates and assumptions to reallocate the 1999 pro forma cost of sales. In doing so, management has made the assumption that the direct, indirect and SG&A costs for 1999 possess the same relationship to sales as evidenced by our year 2000 results.

Due to revisions in the Company's revenue recognition accounting policy, the direct cost of sales were decreased by $3,646 for the three months ended March 31, 2000 and were increased by $54,673 for the three months ended June 30, 2000. (See Note 3 to the September 30, 2000 financial statements)

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") for the third quarter of fiscal 2000 were $1,158,635 versus $578,357 for the pro forma third quarter of fiscal 1999. The SG&A for the first nine months of fiscal 2000 was $3,968,969 versus $2,134,026 for the pro forma first nine months of fiscal 1999. The increase in SG&A in the year 2000 over 1999 is largely the result of additions to SG&A personnel due to revenue growth, the management of international complexities between the US and Canada, the cost of compliance with SEC reporting and auditing requirements, the introduction of a substantial investor relations and marketing program, and increased wages and benefits to compensate the new management team which was put in place to manage the affairs of the Company, improve its strategic planning and positioning in the marketplace and to strengthen the Company's reporting capabilities.

Depreciation

The consolidated fixed assets of the Company amount to $1,655,150, with a net book value of $1,070,261. Over 80% of these assets are held by TSI Canada and TSI Delaware. The most significant component of the TSI companies fixed assets are comprised of technical testing equipment used by the technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Consolidated depreciation expense for the three and nine months ended September 30, 2000 was $56,810 and $149,597, respectively. The pro forma depreciation expense for the three and nine months ended September 30, 1999 was $48,773 and $87,527, respectively.

Amortization of intangibles

Amortization expense for the three months ended September 30, 2000 and the pro forma three months ended September 30, 1999 was $378,902. For the nine months ended September 30, 2000 and the pro forma nine months ended September 30, 1999 amortization expense was $1,136,706. Intangibles in the amount of $7,578,042 consist primarily of goodwill and have been recorded based on the purchase price paid for the stock of Cable TSI and CAD and the value of the assets acquired on January 4th 2000. Goodwill is being amortized over five years using the straight-line method of amortization.

During the third quarter, the Company revised the amounts recorded as work-in-process as of January 4th, 2000 by $528,055 to reflect unbilled receivables on a fair value basis, in accordance with APB 16, Accounting for Business Combinations. After consideration of the tax impact of this adjustment, goodwill was reduced by $343,200. Therefore, goodwill amortization decreased by $17,162 in both the first and second quarter of 2000. (See Note 3 to the September 30, 2000 financial statements)

The final accounting to be attributed to these acquisitions is being held open as of the date of this report to allow for any further changes in the valuation of the underlying assets.

Interest

The Company incurred net interest expense of $12,640 and net interest income of $10,328 for the three and nine months ended September 30, 2000, respectively. This compares favorably to the net interest expense incurred by the Company of $67,603 and $110,974 for the pro forma three and nine months ended September 30, 1999, respectively. This improvement is due to the retirement of debt at Cable TSI and CAD as part of the acquisition of these companies, in addition to earning finance charges on a few past-due trade accounts receivable at CAD.

EBITDA&EI

EBITDA&EI is defined as earnings or losses before interest, taxes, depreciation, amortization, stock-based compensation, other income and extraordinary items. EBITDA&EI for the three and nine months ended September 30, 2000 and the pro forma three and nine months ended September 30, 1999 is presented in the table below:

                   PRO FORMA CONDENSED STATEMENTS OF EBITDA&EI
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                                    AND 1999
             (stated in thousands, except share and per share data)
                                    Unaudited

                                                   3 Months               3 Months             9 Months              9 Months
                                                     Ended                  Ended                Ended                Ended
                                                  Sept. 30, 2000        Sept. 30, 1999       Sept. 30, 2000       Sept. 30, 1999
                                                  --------------        --------------       --------------       --------------
Sales and service                                  $      3,260          $      2,470          $      8,422          $      5,428
                                                   ------------          ------------          ------------          ------------
Costs and expenses
   Direct and indirect costs of sales                     1,958                 1,478                 5,602                 3,652
   General and administrative                             1,155                   578                 3,811                 1,851
                                                   ------------          ------------          ------------          ------------
EBITDA&EI                                                   147                   414                  (991)                  (75)

   Stock-based compensation expense                        --                    --                     207                   283
   Depreciation                                              57                    49                   150                    88
   Amortization                                             379                   379                 1,137                 1,137
   Other income (exp)                                       (12)                  (68)                   12                  (109)
                                                   ------------          ------------          ------------          ------------
Pretax losses                                              (301)                  (82)               (2,473)               (1,692)
Tax benefit                                                                                             185
                                                   ------------          ------------          ------------          ------------
Net loss before extraordinary items                $       (301)         $        (82)         $     (2,288)         $     (1,692)
Extraordinary items -
  early extinguishments of debt                            --                    --                     400                  --
                                                   ------------          ------------          ------------          ------------
Net loss                                           $       (301)         $        (82)         $     (2,688)         $     (1,692)
                                                   ============          ============          ============          ============
Basic and diluted EBITDA&EI per share              $       0.01          $       0.04          $      (0.10)         $      (0.01)
Basic and diluted net loss per share               $      (0.03)         $      (0.01)         $      (0.26)         $      (0.17)
Shares outstanding - weighed average                 10,338,102                                  10,210,864
Shares outstanding - pro forma                                             10,146,311                                  10,146,311



Net loss before extraordinary items

The net loss before extraordinary items for the three and nine months ended September 30, 2000 was ($300,834) and ($2,288,240), respectively. The net loss before extraordinary items for the pro forma three and nine months ended September 30, 1999 was ($81,932) and ($1,692,162), respectively.

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

Liquidity and capital resources

Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. During the third quarter of 2000, the Company secured a line of credit with a regional bank in Pennsylvania, providing additional working capital secured by certain qualified accounts receivable. On September 30, 2000 the Company had cash of $261,085 and an unused line of credit totaling $550,000. Current assets, totaling $4,040,080, exceeded current liabilities by $1,096,328, providing a current ratio of 1.37 to 1. The Company's only long-term debt consists of capital lease obligations that amounted to $59,089 on September 30, 2000.

For the first nine months of fiscal 2000, cash flow from operations amounted to a negative $2,204,845. This amount was derived from the income statement loss of $2,688,376, adding back certain non-cash expenditures of $1,829,100, subtracting a net increase in working capital of $1,007,268, and certain other adjustments. The non-cash expenditures included, among other things, amortization, depreciation, stock-based compensation and bad debt expense. The increase in working capital was due to an increase in business activity. This resulted in, among other things, increases in accounts receivable, work-in-process and inventory.

Investing activities for the first nine months of 2000 amounted to a net outlay of $252,647. This included the release of $5,652,576 that was being held as deposits on December 31, 1999, pending the completion of certain acquisitions. These acquisitions were completed in January 2000, resulting in the year-to-date outlay of $5,469,414 for these acquisitions, net of the cash acquired. The Company also completed certain capital expenditures for fixed assets in the amount of $444,127.

Financing activities for the first nine months of 2000, which amounted to a net inflow of $1,186,869, was largely comprised of $1,633,696 from the issuance of common stock, $450,000 drawn from our line of credit, less the pay out of $153,000 in common stock placement costs and the payoff of $655,365 in notes and bridge loans.

The Company incurred development stage losses of $3,792,149 from inception through June 30, 1999. While no longer considered a development stage company after that date, the Company's accumulated deficit was $7,195,504 as of December 30, 1999 and $9,883,880 as of September 30, 2000.

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

During the third quarter, the Company successfully closed on a $1,000,000 line of credit from a regional bank in Pennsylvania. The terms include, but are not limited to, a line of credit based on certain qualified accounts receivable and collateralization against certain assets including but not limited to all accounts receivable, the issuance of stock warrants to the bank, and an interest rate of prime plus 1%. The loan covenants include the Company's maintaining a current ratio of 1.1 to 1.0, and a leverage ratio of 3.0 to 1.0. The Company is in compliance with all loan covenants. As of September 30, 2000 the Company had drawn $450,000 against this line of credit, leaving an unused available balance of $550,000. The loan agreement required the issuance of 32,990 warrants at market price which vested immediately at a strike price of $6.0625 per share and must be exercised by or before August 14, 2005. The Black-Scholes model assigns an estimated value of $17,852 to these warrants.

The Company's immediate capital requirements primarily relate to funding operating losses, working capital needs and capital expenditures such as a new web-based computer system and cable testing equipment. The Company is currently seeking up to $5 million to fund these needs for the next twelve months. In addition, the Company is seeking additional capital, up to $60 million, to facilitate the execution of management's business strategy. This strategy includes organic growth, acquisitions, the development of a sales force, the development of our training programs, and is highly focused on the recurring revenue provided by our cable plant maintenance outsourcing model. The Company expects to satisfy working capital, capital expenditures and business strategy requirements from a variety of sources which may include both debt and equity placements.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently, the Company is not a party to any material Legal Proceedings. The Company has been served with a complaint from a vendor filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed an answer and counterclaim. The Company will vigorously pursue its defense against this claim and its counterclaim.


ITEM 2.  CHANGES IN SECURITIES

During the three-month period ended September 30, 2000, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended September 30, 2000, the Company was not in default on any senior securities, including long-term debt instruments.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS During the three month period ended September 30, 2000, the Company did not submit any matters to a vote of security holders.


ITEM 5.  OTHER INFORMATION

The Company does not have any material information to report with respect to the three-month period ended September 30, 2000.


ITEM 6.  Exhibits and Reports on Form 8-K

3.1 Articles of Incorporation, as amended (a)

3.2 Bylaws (b)

2.0 Sale and Purchase Agreement Cable Systems, TSI (c)

2.1 Sale and Purchase Agreement CAD Consultants, INC (c)

19. Reports furnished to securityholders (d)

27. Financial data schedule (e)

(a) Incorporated by reference to the Company's Form 10G, filed with the commission on June 8, 1999.

(b) Incorporated by reference to the Company's Form 10G, filed with the commission on June 8, 1999 and, as amended and filed with Form 8K on June 20, 2000.

(c) Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on January 19, 2000.

(d) Incorporated by reference to the Company's current report on Form 8K as amended filed with the SEC on June 20, 2000 relating to the addition to the board of directors.

(e)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation
(Registrant)

Date:  November 14, 2000

/s/  Michael F. Mulholland
-----------------------------------------------------
Michael F. Mulholland, Chief Executive Officer

Date:  November 14, 2000

/s/  William F. Walsh
-----------------------------------------------------
William F. Walsh, Chief Financial Officer