Form 10QSB/A
period 2000-06-30
INTERNET CABLE CORP
filed 2000-11-17
CIK 1075202

FORM 10-QSBA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Transitional Small Business Disclosure Format (check one);

Yes    No X
   ---   ---
PART I--FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.

                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                                        June 30, 2000      December 31, 1999
                                                                        -------------      -----------------
                                                                         (Unaudited)
Current assets
   Cash                                                                 $    343,107          $  1,531,708
   Notes receivable                                                             --                  40,000
   Accounts receivable, net of
     allowance of $251,878 and $0                                          1,563,259                 2,385
   Unbilled receivables                                                      924,670                  --
   Inventories                                                               219,147                29,200
   Prepaid expenses and other current assets                                 176,006                  --
   Deposits on Acquisitions                                                     --               5,652,576
                                                                        ------------          ------------
           Total current assets                                            3,226,189             7,255,869

Property and equipment - at cost,
less accumulated depreciation of
      $528,079 and $26,151                                                 1,044,563                52,993

Intangibles, net of accumulated amortization of
      $757,804 and $0                                                      6,811,497                  --

Other assets                                                                  20,106                 2,000
                                                                        ------------          ------------
                                                                        $ 11,102,355          $  7,310,862
                                                                        ============          ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Note payable, stockholder                                            $    117,842          $    130,000
   Accounts payable and accrued expenses                                   1,989,411               623,946
   Current portion of capital leases                                          61,068                  --
   Notes payable, net of unamortized discount                                   --                 249,864
                                                                        ------------          ------------
           Total current liabilities                                       2,168,321             1,003,810
                                                                        ------------          ------------
Long-term liabilities
   Long-term capital leases                                                   74,454                  --
                                                                        ------------          ------------
           Total liabilities                                               2,242,775             1,003,810
                                                                        ------------          ------------

Stockholders' equity
   Common stock, $.001 par value, 50,000,000 shares authorized,
     10,197,757 and 9,270,311 shares issued and outstanding                   10,198                 9,269
   Additional paid-in capital                                             18,432,428            13,493,287
   Accumulated deficit                                                    (9,583,046)           (7,195,504)
                                                                        ------------          ------------
           Total stockholders' equity                                      8,859,580             6,307,052
                                                                        ------------          ------------
                                                                        $ 11,102,355          $  7,310,862
                                                                        ============          ============

The accompanying notes are an integral part of these condensed financial statements



                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                            2000                   1999
                                                            ----                   ----
Sales and services                                      $  2,749,372          $      5,555
Cost of sales
   Direct costs                                            1,229,150                30,197
   Indirect costs                                            718,209                  --
   Depreciation                                               36,574                  --
                                                        ------------          ------------
Gross operating margin/(loss)                                765,439               (24,642)

Operating costs:
   Selling, general and administrative expenses            1,551,206             1,060,696
   Depreciation                                               14,433               (14,752)
   (Gain) loss on disposal of assets                            (250)                 --
   Amortization of intangibles                               393,740                  --
                                                        ------------          ------------
                                                           1,959,129             1,045,944
                                                        ------------          ------------
Loss from operations                                      (1,193,690)           (1,070,586)

Interest income (expense)                                     19,561               (10,500)
                                                        ------------          ------------
Net loss                                                  (1,174,129)           (1,081,086)

Accumulated deficit, beginning of period                  (8,408,917)           (2,711,063)
                                                        ------------          ------------
Accumulated deficit, end of period                      $ (9,583,046)         $ (3,792,149)
                                                        ============          ============
Weighted average common shares
   Outstanding                                            10,188,740             7,703,861

Basic and diluted loss per share                        $       (.12)         $       (.14)
                                                        ============          ============

The accompanying notes are an integral part of these condensed financial statements.



                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                                        2000                   1999
                                                                        ----                   ----
Sales and services                                                   $  5,161,943          $     21,096
Cost of sales
   Direct costs                                                         2,273,720                50,445
   Indirect costs                                                       1,369,784                  --
   Depreciation                                                            70,100                  --
                                                                     ------------          ------------
Gross operating margin/(loss)                                           1,448,339               (29,349)

Operating costs:
   Selling, general and administrative expenses                         2,800,311             1,204,739
   Depreciation                                                            32,710                (5,072)
   Loss on disposal of assets                                              52,743                  --
   Amortization of intangibles                                            757,804                  --
                                                                     ------------          ------------
                                                                        3,643,568             1,199,667
                                                                     ------------          ------------
Loss from operations                                                   (2,195,229)           (1,229,016)

Interest income (expense)                                                  22,968               (12,670)
Other income (expenses)                                                      --                    (194)
                                                                     ------------          ------------
Pretax loss                                                            (2,172,261)           (1,241,880)

Income tax benefit                                                        184,855                  --
                                                                     ------------          ------------
Net loss before extraordinary item                                     (1,987,406)           (1,241,880)

Extraordinary item - charge for early extinguishment of debt              400,136                  --

Net loss                                                               (2,387,542)           (1,241,880)

Accumulated deficit, beginning of period                               (7,195,504)           (2,550,269)
                                                                     ------------          ------------
Accumulated deficit, end of period                                   $ (9,583,046)         $ (3,792,149)
                                                                     ============          ============

Weighted average common shares outstanding                             10,091,064             7,655,653

Basic and diluted loss per share                                     $      (0.24)         $      (0.16)
                                                                     ============          ============

The accompanying notes are an integral part of these condensed financial statements.

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)


                                                                  2000                   1999
                                                                  ----                   ----
Cash flows from operating activities                          $(1,704,835)         $  (337,711)

Cash flows from investing activities
 Notes receivable                                                  40,000              (25,000)
 Release of deposits on acquisitions                            5,652,576                 --
 Acquisition of property and equipment                           (365,938)             (12,213)
 Loans receivable, employee                                       (22,941)                --
 Business acquisitions, net of cash balances acquired          (5,469,414)                --
 Loans receivable, shareholder                                       --                (19,000)
                                                              -----------          -----------
Net cash used in investing activities                            (165,717)             (56,213)

Cash flows from financing activities
 Notes payable stockholder, net                                   (12,158)              46,983
 Notes payable, net                                              (650,000)              30,000
 Proceeds from issuance of common stock                         1,530,000                 --
 Stock offering costs                                            (153,000)                --
 Stock subscription receivable                                       --                109,983
 Capital lease payments                                           (32,891)                --
                                                              -----------          -----------
Net cash provided by financing activities                         681,951              186,966
                                                              -----------          -----------
Net increase (decrease) in cash                                (1,188,601)            (206,958)

Cash, beginning of period                                       1,531,708              257,906
                                                              -----------          -----------
Cash, end of period                                           $   343,107          $    50,948
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

These acquisitions were accounted for using the purchase method of accounting. As of June 30, 2000, the allocation of the total purchase price to goodwill amounts to $7,569,301. Goodwill was initially calculated by subtracting the net assets acquired from the total purchase price of the stock of Cable TSI, TSI Delaware and CAD. Certain other amounts have been capitalized as required by GAAP, including but not limited to legal and accounting fees. The final accounting of costs to be attributed to the acquisitions is being held open as of the date of this report to allow for the valuation of the underlying assets and inclusion of any additional expenses attributable to these transactions. As such, the total amount of goodwill is subject to future change. Goodwill is being amortized on a straight-line basis over a five-year period.

      The unaudited results of operations for the acquired entities for the quarter ended June 30, 2000 is as follows:

                                         3 Months Ended June 30, 2000
                                   -------------------------------------------
                                         Cable TSI                CAD
                                         ---------                ---
Net sales                                 $2,340,889         $  411,736
Direct and indirect cost of sales          1,551,298            406,902
Gross operating margin                       789,591              4,834
Net income/(loss)                            305,468            (65,954)


      The unaudited results of operations for the acquired entities for the six months ended June 30, 2000 is as follows:



                                              6 Months Ended June 30, 2000
                                   -------------------------------------------
                                         Cable TSI                CAD
                                         ---------                ---
Net sales                                 $4,389,812         $  743,993
Direct and indirect cost of sales          2,899,357            732,605
Gross operating margin                     1,490,455             11,388
Net income/(loss)                            491,747           (120,307)



    The pro forma unaudited consolidated results of operations as though both Cable TSI, TSI Delaware and CAD had been acquired as of the beginning of Fiscal 1999 is as follows:




                                          3 Months              6 Months
                                           Ended                 Ended
                                        June 30, 1999         June 30, 1999
                                        -------------         -------------
Net sales                               $  1,594,869          $  2,958,616
Gross operating margin                       397,525               785,056
Loss from continuing operations           (1,225,496)           (1,567,171)
Net loss                                  (1,252,724)           (1,610,230)
Loss per share                                  (.12)                 (.16)
Pro forma shares outstanding              10,146,311            10,146,311



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


Note 9 - Revenue recognition

On January 4, 2000, Internet Cable Corp. acquired Cable TSI, a privately-held Canadian company. In the first and second quarters, as originally filed on Forms 10Q with the SEC, the company recognized revenue based on contractually permitted billings. In the third quarter, management adopted the policy of recognizing revenue using either a unit of measure (based on feet) or contractually permitted hourly fees. This policy has been adopted retroactively to the acquisition date. In addition to the change in revenue recognition accounting policy, management reassessed the related opening balance sheet accounts. As a result, amounts recorded as work-in-process as of January 4, 2000 were revised by $528,055 to reflect unbilled receivables on a fair value basis, in accordance with APB 16, Accounting for Business Combinations, and the related revenue recognition policy. As a result of the change in unbilled receivables and related tax impact recorded in the opening balance sheet, purchased goodwill was reduced by $343,200, thereby reducing goodwill amortization by $17,160 and $16,286 in the first and second quarters, respectively. Additionally, given that the company generated a loss in the first quarter, a related tax benefit in the amount of $184,855 has been recognized.

As a result of these changes, revenue decreased by $12,003 for the three months ended March 31, 2000 and increased by $182,243 for the three months ended June 30, 2000. The effect of these changes on net margins for the same periods was a decrease of $8,357 and an increase of $127,571, respectively. In addition, the amounts related to unbilled receivables increased by $519,698 and $647,269 at March 31, 2000 and June 30, 2000 respectively. The full impact of these changes on the previously reported net losses are a reduction in the net losses of $193,658 and $143,856 for the three months ended March 31, 2000 and June 30, 2000, respectively.

Due to above changes, the Company has filed this amended Form 10QSBA with the Securities and Exchange Commission for the three month periods ending June 30, 2000.


Note 10 - Concentration of risk

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:




                                      3 Months                  6 Months
                                        Ended                    Ended
                                   June 30, 2000              June 30, 2000
                               -------------------         --------------------
MediaOne (now part of AT&T)    $1,179,481     42.9%       $2,679,048       51.9%
Rogers                            332,674     12.1           578,138       11.2
Overland Contracting              417,905     15.2           449,089        8.7
Time Warner                       186,957      6.8           263,259        5.1
AT&T                               85,231      3.1           175,506        3.4
Other                             547,124     19.9         1,016,903       19.7
                               ----------     ----        ----------       ----
Total sales                    $2,749,372    100.0        $5,161,943      100.0
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


              PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

                                                 3 Months            6 Months
                                                  Ended                Ended
                                              June 30, 1999        June 30, 1999
                                              -------------        -------------
Sales and services                             $ 1,594,869          $ 2,958,616
                                               -----------          -----------
Costs and expenses
   Direct and indirect costs of sales            1,197,344            2,173,560
   Selling, general and administrative           1,226,721            1,555,669
   Depreciation                                      2,560               38,754
   Amortization of intangibles                     393,740              757,804
                                               -----------          -----------
                                                 2,820,365            4,525,787
                                               -----------          -----------
Loss from operations                            (1,225,496)          (1,567,171)
Interest expense                                    27,228               43,371
Other income                                          --                    312
                                               -----------          -----------
Net loss                                       $(1,252,724)         $(1,610,230)
                                               ===========          ===========


Sales

Sales for the second quarter of fiscal 2000 were $2,749,372, which was $1,154,503 or 72% higher than the pro forma sales for the second quarter 1999 of $1,594,869. For the six months ending June 30, 2000, sales were $5,161,943, which was $2,203,327 or 74% higher than the pro forma sales for the six months ending June 30, 1999 of $2,958,616. The increase in sales during 2000 over pro forma 1999 is the result of not only increased demand in the industry in general, but more specifically because of our customers response to the Company's proven ability to meet the higher technical requirements of broadband technology and the new return path requirements of emerging, higher-value product offerings by cable plant operators.

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

Total cost of sales for the second quarter of fiscal 2000 were $1,983,933 versus $1,197,344 for the pro forma second quarter of fiscal 1999. The increase is a direct result of higher sales in the second quarter 2000. On a year to date basis, the same holds true with the first half 2000 cost of sales being $3,713,604 versus $2,173,560 for the pro forma first half of 1999. As previously mentioned, due to the reallocation of costs between direct, indirect and SG&A, management has had to make certain estimates and assumptions to reallocate the 1999 pro forma cost of sales. In doing so, management has made the assumption that the direct, indirect and SG&A costs for 1999 possess the same relationship to sales as evidenced by our year 2000 results.

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

Amortization of intangibles

Intangible amortization expense for the second quarter of fiscal 2000 and pro forma second quarter 1999 was $393,740. Intangibles, primarily goodwill, of $7,569,301 has been recorded based on the purchase price paid for the stock of Cable TSI and CAD and the value of the assets acquired during January 2000. The final accounting to be attributed to these acquisitions is being held open as of the date of this report to allow for the valuation of the underlying assets and inclusion of any additional expenses attributable to these transactions.

Interest

The Company earned net interest income of $19,561 and $22,968 for the three and six months ended June 30, 2000, respectively. This compares favorably to the net interest expense incurred by the Company of $27,228 and $43,371 for the pro forma three and six months ended June 30, 1999, respectively. This improvement is due to the retirement of debt at Cable TSI and CAD as part of the acquisition of these companies, in addition to earning finance charges on a few past-due trade accounts receivable at CAD.

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

                                               3 Months              3 Months             6 Months                 6 Months
                                                 Ended                Ended                Ended                   Ended
                                             June 30,  2000        June 30, 1999        June 30, 2000           June 30, 1999
                                              ------------          ------------          ------------          ------------

Sales and service                             $      2,749          $      1,595          $      5,162          $      2,959
                                              ------------          ------------          ------------          ------------
Costs and expenses
   Direct and indirect costs of sales                1,947                 1,197                 3,644                 2,174
   General and administrative                        1,344                 1,008                 2,646                 1,336
                                              ------------          ------------          ------------          ------------
EBITDA&EI                                             (542)                 (610)               (1,128)                 (551)

   Stock-based compensation expense                    207                   219                   207                   219
   Depreciation                                         51                     3                   103                    39
   Amortization                                        394                   394                   758                   758
   Other income (exp)                                   20                   (27)                   23                   (44)
                                              ------------          ------------          ------------          ------------
Pre-tax loss                                        (1,174)               (1,253)               (2,173)               (1,611)
Income tax benefit                                    --                    --                     185                  --
                                              ------------          ------------          ------------          ------------
Net loss before extraordinary items                 (1,174)               (1,253)               (1,988)               (1,611)

Extraordinary items -
  early extinguishments of debt                       --                    --                     400                  --
                                              ------------          ------------          ------------          ------------
Net loss                                      $     (1,174)         $     (1,253)         $     (2,388)         $     (1,611)
                                              ============          ============          ============          ============

Basic and diluted net loss per share          $      (0.12)         $      (0.12)         $      (0.24)         $      (0.16)

Shares outstanding - weighed average            10,188,740                                   10,091,064
Shares outstanding - pro forma                                        10,146,311                                  10,146,311




Net loss before extraordinary items

The net loss before extraordinary items for the three and six months ended June 30, 2000 was ($1,174,129) and ($1,987,406), respectively. The net loss before extraordinary items for the pro forma three and six months ended June 30, 1999 was ($1,252,724) and ($1,610,230), respectively.

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

Liquidity and capital resources

Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. At June 30, 2000 the Company had cash of approximately $343,107. Current assets, totaling $3,226,186, exceeded current liabilities by $1,057,868. The Company's only long-term debt consists of capital lease obligations amounting to $74,454.

For the first six months of fiscal 2000, cash flow from operations amounted to a negative $1,704,835. This amount was derived from the income statement loss of $2,387,542, adding back certain non-cash expenditures of $1,490,645, subtracting a net increase in working capital of $807,938, and certain other minor adjustments. The non-cash expenditures included, among other things, such items as amortization, depreciation, stock-based compensation and bad debt expense. The increase in working capital was due an increase in business activity and resulted in, among other things, increases in accounts receivable, work in process and inventory.

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

The Company incurred development stage losses of $3,792,149 from inception through June 30, 1999. While no longer considered a development stage company at December 31, 1999, the Company's accumulated deficit as of that date was $7,195,504. As of June 30, 2000, the Company's accumulated deficit was $9,583,043.

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

During July, 2000, the Company received an offer from a regional bank for an operating line of credit in the amount of $1,000,000 to be supported by certain qualified accounts receivable. The tentative terms of this offer, yet to be finalized, include but are not limited to collateralization against certain assets including but not limited to accounts receivable, the issuance of stock warrants to the bank, and an interest rate of prime plus 1%. Negotiations regarding final terms and conditions are ongoing at this time.

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


ITEM 5.  OTHER INFORMATION

The Company does not have any material information to report with respect to the three-month period ended June 30, 2000. However, in July 2000, subsequent to the period covered by this filing, two officers of the company executed certain stock options and acquired, for cash, 22,357 shares in the aggregate. The appropriate Form 4 s will be filed for these two officers within the guidelines established by the Security and Exchange Commission.



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

Date:  November 17, 2000

/s/  Michael F. Mulholland
--------------------------
Michael F. Mulholland, Chief Executive Officer

Date:  November 17, 2000

/s/  William F. Walsh
---------------------
William F. Walsh, Chief Financial Officer