Form 10QSB/A
period 2000-03-31
INTERNET CABLE CORP
filed 2000-11-21
CIK 1075202

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

Transitional Small Business Disclosure Format (check one);

Yes    No X
   ---   ---

PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                    ASSETS
                                                                   MARCH 31,          DECEMBER 31,
                                                                     2000                 1999
                                                                 (Unaudited)
                                                                 -----------          -----------
Current assets
   Cash                                                         $    989,264          $  1,531,708
   Notes receivable                                                     --                  40,000
   Accounts receivable, net of allowance
      of $235,000 and $0                                           1,622,294                 2,385
   Inventories                                                       131,311                29,200
   Unbilled receivables                                              724,426                  --
   Deposits on Acquisitions                                             --               5,652,576
   Prepaid expenses and other current assets                         181,050                  --
                                                                ------------          ------------
           Total current assets                                    3,666,345             7,255,869
Property and equipment - at cost, less
   accumulated depreciation                                          895,585                52,993
Intangibles, net of accumulated amortization                       7,017,219                  --
Other assets                                                           5,800                 2,000
                                                                ------------          ------------
                                                                $ 11,584,949          $  7,310,862
                                                                ============          ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Note payable, stockholder                                    $     60,000          $    130,000
   Accounts payable and accrued expenses                           1,915,612               623,946
   Current portion of capital leases                                  62,683                  --
   Notes payable, net of unamortized discount                           --                 249,864
                                                                ------------          ------------
           Total current liabilities                               2,038,295             1,003,810
                                                                ------------          ------------
Long-term liabilities
   Long-term capital leases                                           89,471                  --
                                                                ------------          ------------
           Total liabilities                                       2,127,766             1,003,810
                                                                ------------          ------------
Stockholders' equity
   Common stock, $.001 par value,
     50,000,000 shares authorized, 10,212,886 and
     9,270,311 shares issued and outstanding                          10,213                 9,269
   Additional paid-in capital                                     18,055,887            13,693,287
   Stock subscription receivable                                    (200,000              (200,000)
   Accumulated deficit                                            (8,408,917)           (7,195,504)
                                                                ------------          ------------
           Total stockholders' equity                              9,457,183             6,307,052
                                                                ------------          ------------
                                                                $ 11,584,949          $  7,310,862
                                                                ============          ============


     The accompanying notes are an integral part of these condensed financial statements

                       INTERNET CABLE CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31,
                              (Unaudited)


                                                       2000                    1999
                                                       ----                    ----
Revenues
   Sales and services                              $  2,412,570          $     15,541
   Cost of sales and services                         1,604,524                20,248
                                                   ------------          ------------
         Gross operating margin/(loss)                  808,046                (4,707)

Costs and expenses
   General and administrative                         1,341,436               148,089
   Depreciation                                          51,803                 5,635
   Loss on disposal of assets                            52,993                  --
   Amortization of intangibles                          364,064                  --
                                                   ------------          ------------
                                                      1,810,296               153,724
                                                   ------------          ------------
         Loss from operations                        (1,002,250)             (158,431)

Interest expense                                          5,123                 2,170
Other expenses/(income)                                  (9,241)                  193
                                                   ------------          ------------
Pretax loss                                            (998,132)             (160,794)
Tax benefit                                             184,855                  --
                                                   ------------          ------------
Net loss before extraordinary item                     (813,277)             (160,794)
Extraordinary item
   Charge for early extinguishment of debt              400,136                  --
                                                   ------------          ------------
         Net loss                                    (1,213,413)             (160,794)

Accumulated deficit, beginning of period             (7,195,504)           (2,550,269)
                                                   ------------          ------------
Accumulated deficit, end of period                 $ (8,408,917)         $ (2,711,063)
                                                   ============          ============
Weighted average common shares
   Outstanding                                       10,047,702             7,639,583
                                                   ------------          ------------
Basic and diluted loss per share                   $       (.12)         $       (.02)
                                                   ============          ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                   2000                   1999
                                                   ----                   ----
Cash flows from operating activities            $(1,217,703)         $  (291,873)

Cash flows from investing activities
 Notes receivable                                    40,000                 --
 Release of deposits on acquisitions              5,652,576                 --
 Acquisition of property and equipment             (165,703)              (9,371)
 Loans receivable, employee                         (22,941)                --
 Business acquisitions, net of cash
   balances acquired                             (5,469,414)                --
 Loans receivable, shareholder                         --                (19,000)
                                                -----------          -----------
Net cash used in investing activities                34,518              (28,371)

Cash flows from financing activities
 Notes payable stockholder                          (70,000)              (9,000)
 Notes payable                                     (650,000)                --
 Issuance of common stock                         1,530,000                 --
 Stock offering costs                              (153,000)                --
 Stock subscription receivable                         --                109,983
 Capital lease payments                             (16,259)                --
                                                -----------          -----------
Net cash provided by financing activities           640,741              100,983
                                                -----------          -----------
Net increase (decrease) in cash                    (542,444)            (219,261)

Cash, beginning of period                         1,531,708              257,906
                                                -----------          -----------
Cash, end of period                             $   989,264          $    38,645
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

Due to above changes, the Company has filed this amended Form 10QSBA with the Securities and Exchange Commission for the three month periods ending March 30, 2000.


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

      These two acquisitions were accounted for using the purchase method. The allocation of the purchase price resulted in intangibles, primarily goodwill, of $7,381,283, which are being amortized on a straight-line basis over 5 years. The allocation of the purchase price was prepared on a preliminary basis pending completion of a valuation.


      The unaudited results of operations for the acquired entities is as follows:

                                   3 Months Ended March 31, 2000
                                   -----------------------------
                                   Cable TSI            CAD
                                   ----------       ----------
Net sales                         $2,048,923         $  332,257
Gross operating margin               723,804            116,762
Net income/(loss)                    186,279            (54,353)



    The pro forma unaudited consolidated results of operations as though both Cable TSI and CAD had been acquired as of the beginning of Fiscal 1999 is as follows:



                                            3 Months
                                              Ended
                                         March 31, 1999
                                         --------------
Net sales                                 $ 1,363,747
Gross operating margin                        501,771
Loss from continuing operations              (341,675)
Net loss                                     (357,506)
Loss per share                                   (.05)


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

              PROFORMA CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999

Revenues
   Sales and services                  $ 1,363,747

Costs and expenses
   Cost of revenues                        861,976
   General and administrative              443,188
   Depreciation                             36,194
   Amortization of intangibles             364,064
                                       -----------
                                         1,705,422
                                       -----------
         Loss from operations             (341,675)
Interest expense                            16,143
Other income                                   312
                                       -----------

         Net loss                      $  (357,506)
                                       ===========

         SALES. Sales for the Fiscal Q1 2000 were $2,412,570 as compared to pro forma sales for Fiscal Q1 1999 of $1,363,747. The increase in sales of $1,048,823 or 77% was a result of increased demands by our customers to provide expanded services on various projects.

         COST OF SALES. Cost of sales for the Fiscal Q1 2000 were $1,604,524 as compared to $861,976 for the pro forma Fiscal Q1 1999. The increase in cost of sales of $742,548 was a primarily a result of the increased workforce necessary meet the increased service demands of our customers.

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

         AMORTIZATION OF INTANGIBLES. Intangible amortization expense for Fiscal Q1 2000 and pro forma Fiscal Q1 1999 was $364,064. Intangibles, primarily goodwill, of $7,381,283 has been recorded based on the purchase price paid for the stock of Cable TSI and CAD and the value of the assets acquired during January 2000. The final accounting to be attributed to these acquisitions is being held open as of the date of this report to allow for the valuation of the underlying assets and inclusion of any additional expenses attributable to these transactions.

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

         NET LOSS BEFORE EXTRAORDINARY ITEM. The net loss before extraordinary item for the Fiscal Q1 2000 was $813,277 compared to the net loss of $357,506 for pro forma Fiscal Q1 1999. The increase in net loss was primarily due to increased general and administrative expenses.

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

         LIQUIDITY AND CAPITAL RESOURCES. Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. At March 31, 2000 the Company had cash of approximately $989,264. The Company incurred development stage losses of $3,792,149 from inception through June 30, 1999. While no longer considered a development stage company at December 31, 1999, the Company's accumulated deficit as of this date was $7,195,504. Current assets exceed current liabilities by $1,628,050 at March 31, 2000. In January 2000, the Company completed an offering of its securities, which commenced during 1999. The Company raised approximately $9,080,000 in gross proceeds through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased. Of the total raised during this offering, approximately $7,550,000 was raised and recorded as of December 31, 1999. These warrants are exercisable over a 5-year term with a strike price of $10.00 per share. The Company completed a Rule 504 Offering in December of 1998 and raised approximately $847,000 in gross proceeds through the sale of the Company's common stock at $2.00 per share. From May through November 1999, the Company engaged an outside agent to sell up to $700,000 of 10% two-year promissory notes in anticipation of completing an offering of its securities. These notes were pre-payable out of any public or private financing resulting in gross proceeds of at least $5,000,000, or if the Company merged with another company with at least $5,000,000 in cash. The Company raised a total of $650,000 in gross proceeds before closing the private placement. Investors in the promissory notes also received warrants entitling the holder to purchase an aggregate of 325,000 shares of common stock at $3.00 per share. These warrants have a five year life. The Company repaid the promissory notes from the proceeds of the private offering completed in January 2000.

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

      b) ELECTION OF DIRECTORS. The Company's shareholders elected three directors to hold office until the next meeting of the shareholders, or until their successors have been duly elected and qualified, by vote taken during the annual meeting of the shareholders. Votes cast were as follows:

                                     For     Against    Abstained
                                  --------------------------------
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

Date:  November 20, 2000

/s/  Michael F. Mulholland
--------------------------
Michael F. Mulholland, Chief Executive Officer

Date:  November 20, 2000

/s/  William F. Walsh
---------------------
William F. Walsh, Chief Financial Officer