Form 10KSB
period 2000-12-31
INTERNET CABLE CORP
filed 2001-07-20
CIK 1075202

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

               195 Riviera Drive, Unit 2, Markham, Ontario L3R 5J6
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (313) 218-2276
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                   1463 Dunwoody Drive, West Chester, PA 19380
          -------------------------------------------------------------
          (Former name of former address, if changed since last report)



Securities registered under Section 12(b) of the Exchange Act:
Title of each class:  NONE

Name of each exchange on which registered:  NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:
Title of each class:  COMMON STOCK, $0.001 PAR VALUE PER SHARE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $10,377,608

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using the average of the high and low prices on July 13, 2001, was ($3,672,894).

The number of shares outstanding of the issuer's common stock, as of July 13, 2001, was 10,493,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:  Yes  [  ]  No  [X]

PART  I

Introductory Note

         This report contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources, the availability of additional equity funding, utilization of lines of credit or other borrowing facilities or opportunities, concentration of sales risk, gross margins, current and future expenses, future revenues and shortfalls in revenues, contract pricing and pricing uncertainty, growth and expansion plans, sales and marketing plans, availability of adequate technical personnel, capital expenditures, seasonality, and operating results. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in any forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in this report. The Company does not intend to update these cautionary statements or any forward-looking statements.

ITEM  1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         Internet Cable Corporation ("ICC" or the "Company") was incorporated in the State of Nevada on February 15, 1995, under the name of Firenze, Ltd. The Company's founders were B.A. Rothchild, E.J. Rothchild and Charles Ellington III, none of whom have been associated in any capacity with the Company since 1997. The Company changed its corporate name to Internet Cable Corp. on July 15, 1997 and then to Internet Cable Corporation on September 12, 1997. For a period of approximately two months in 1997, stock certificates for the Company were issued under the name of Internet Channel Corporation, based upon management's intent to change the Company's corporate name to Internet Channel Corporation and a premature notice of name change to the transfer agent, however such change of name was never filed with the State of Nevada. The Company was originally organized for the purpose of engaging in the cosmetics business. In October 1995, the Company changed its business focus to the telecommunications sector with the acquisition of licenses for cellular telephone software technology, which were subsequently rescinded. The Company refocused its business in March 1997 on high speed Internet access via cable television lines, commonly known as data-over-cable communication. In January 2000, the Company completed a private placement of equity which raised gross proceeds of approximately $9.1 million. Approximately $5.4 million of the proceeds from the private placement were utilized to complete two acquisitions (the "Acquisitions") that formed the cornerstone of the Company's new strategic business plan. These two acquisitions allowed the Company to execute its new focus on delivering broadband infrastructure services to the North American cable industry and emerging markets. As used herein, unless otherwise required by the context, "Company" refers to ICC and its direct and indirect subsidiaries.

         ACQUISITIONS

         Cable Systems Technical Services Inc.

         On January 4, 2000, the Company completed the acquisition of all of the outstanding stock of Cable Systems Technical Services Inc. (a Canadian corporation) ("TSI Canada"). The Company acquired TSI Canada for the consideration of $4,020,000 in cash; warrants to purchase 100,000 shares of the Company's common stock at $2.50 a share, with a two year exercise period; and the repayment of bank indebtedness of $396,785. In connection with this transaction TSI Canada redeemed preferred stock with a value of approximately $32,000. TSI Canada owns 78% of Cable Technical Services, Inc. (a Delaware corporation) ("TSI Delaware"). The Company acquired the remaining 22% of TSI Delaware from the minority shareholders of TSI Delaware, in exchange for 120,000 shares of the Company's common stock. TSI Canada and TSI Delaware (collectively referred to as "TSI") are 100% owned, directly or indirectly, by the Company.

         TSI provides infrastructure services for cable plant operation and maintenance throughout the United States and Canada. TSI has subsequently become the primary engineering services division of the Company. Management believes this acquisition provides the Company with a solid base of experienced broadband technicians located across North America. These technicians have been specially trained and are continually retrained in the latest technologies and have vast experience in providing broadband infrastructure services.

         CAD Consultants, Inc.

         On January 11, 2000, the Company completed the acquisition of all of the outstanding stock of CAD Consultants, Inc. ("CAD"), a New Jersey corporation. As consideration for the purchase of CAD, the Company repaid debts and liabilities of approximately $732,000, and the Company issued 450,000 shares of common stock. CAD designs, installs and maintains wireless links utilizing microwave, laser and other state of the art technologies and became the Company's wireless network services division. At a board meeting held on March 2, 2001, the board approved a resolution authorizing the management of the Company to pursue the sale or other disposition of CAD. The Company's management believed that the core business of CAD, a wireless integrator, does not possess a strong enough strategic fit with the current focus of the Company, which is to become the preferred vendor for outsourcing upgrades and maintenance of cable plants. Additionally, management determined that continued funding of CAD's operating losses is not in the best interest of its shareholders. See Note 4 - Provision for impairment of long-lived assets, in the notes to the financial statements included herein (the "Notes to the Financial Statements"). As a result of this decision, the Company took steps to seek the best solution in the sale, disposal or closure of CAD. The Company did enter into negotiations with one potential buyer, but failed to arrive at mutually acceptable terms. Therefore, on April 11, 2001, management closed down the operations of CAD and terminated all related employees. Mr. Craig Lerman, who was the sole shareholder of CAD prior to its acquisition by the Company and who served as Wireless Division President of the Company until the closing of CAD, has chosen to continue the business of CAD. He has agreed to assist in collecting outstanding accounts receivable and, for a fee, to complete short term pending projects related to the CAD business. No definitive agreements have been entered into with Mr. Lerman concerning the transition. The Company intends to investigate options for re-entry into this market with a business model that will be based on recurring revenues.

RECENT EVENTS

         Following the Acquisitions, the Company has incurred significant losses from operations. The principal conditions giving rise to this include the following:

               o The Company incurred significant SG&A expenses in anticipation of growing through mergers and acquisitions. The Company's previous management team was hired to create and develop the business plan and to raise the financing necessary to carry out its implementation. The executive management team attempted to raise significant equity financing in order to carry out its business plan but was unsuccessful in its attempts.

               o The Company incurred significant non-cash expenses in the form of stock and stock options issued for employment and consulting services. Expenses of $317,844 were incurred in connection with the equity financing raised for the acquisition of TSI and CAD and $207,163 in expenses related to the closure of the Company's former South Carolina headquarters.

               o The Company incurred significant expense in the amount of $2.5 million for impairment of goodwill relating to the divestiture of CAD. See Note 4 - Provision for impairment of long-lived assets and Note 18 - Subsequent events, of the Notes to the Financial Statements.

               o The Company experienced a substantial reduction in its revenue as the result of the loss of a significant customer during the fourth quarter of 2000, which has continued through the first half of 2001.

The Company continues to actively bid on new work and has re-signed contracts with the Company's customers from 1999. However, the above events have contributed to increased concerns among investors, key customers, prospects, and employees about the Company's viability going forward.

         As a result, at a special meeting of the Board of Directors of Internet Cable Corporation held May 24, 2001, the incumbent board increased the permissible number of board members and elected four additional directors to fill vacancies created by the increase. The election was pursuant to a Memorandum of Understanding ("Memorandum") dated May 24, 2001 and negotiated between Hovey Aiken III, for himself as a stockholder of the Company, and Michael F. Mulholland, Company chairman and president, William F. Walsh and Robert F. Bronner, both Company officers. Pursuant to the Memorandum, the incumbent board resigned from their positions as board members, which action left the newly elected directors as the sole members of the board. Upon ratification of the Memorandum by the new Board, Management (consisting of Messrs. Mulholland, Walsh, Bronner ("the Resigned Executives")) resigned from their positions as officers with the new Board's consent, effective immediately. At a meeting of the newly elected directors convened later the same day, two more persons, Joseph Melanson and Blaine Burnie, were elected as directors to fill vacancies. The Memorandum contained certain other conditions including a requirement that the new Board members cause the Company to pay certain obligations of the Company within thirty days. These obligations include paying off the bank line of credit borrowings amounting to approximately $600,000, a note payable to Mulholland of approximately $54,000, unpaid back wages and accrued vacation to certain executives of approximately $645,000. The Memorandum also called for certain stock options held by the Resigned Executives to be forfeited and other stock options to be immediately vested.

         Joseph Melanson assumed the role of chairman and chief executive officer of the company effective May 25, 2001. He had served as a director and president of the Company from January 2000, when the Cable Systems Technical Services was acquired by the Company until February 12, 2001 when he resigned from the Board. Mr. Melanson made certain statements in his written resignation as a board member regarding concerns related to, among other things, "record-keeping" (see Form 8K as filed February 20, 2001, incorporated herein by reference). As a result, the Company's audit committee commissioned a Rule 10A investigation, as defined by the Securities Act of 1934, to understand if the alleged concerns had any validity and to resolve this issue to permit the completion of the financial statements. During this time the company was having severe liquidity problems and pending the outcome of a Rule 10A investigation, the Company was delinquent in the filing of its Form 10-KSB. The 10A investigation has been completed. The Company is satisfied with the results, and is therefore now able to file this 10-KSB. This also resulted in the Company's stock being de-listed from the OTC Bulletin Board on May 31, 2001. The Company's stock now trades on "the pink sheets". The Company intends to file for listing on the OTC Bulletin Board as soon as possible.

BUSINESS SUMMARY

         The Company's primary business focus is to provide broadband engineering services to the North American and other emerging broadband markets. Major cable operators engage the Company's services to upgrade, maintain and expand the technical network infrastructure (cable plant facilities and networks) underlying their delivery of new, robust broadband services, including high-speed Internet access, cable-phone (telephony), digital and interactive TV cable, pay-per-view, alarm monitoring and smart home devices.

         The rebuild and quality certification of a cable plant are the major time-to-market factors for cable operators as they launch these new broadband subscriber services. In addition, as consumers become more dependent upon the cable system and on response times associated with broadband services, continuous reliability will become critical to ensuring customer satisfaction and the ultimate profitability of broadband operations. As a result, cable operators need on-going quality maintenance support to ensure delivery of contracted quality of service (QOS) levels in their broadband services.

         The cable operators shortage of advanced in-house technical staff for rebuilds, certification and ongoing maintenance of the broadband network infrastructure places a severe constraint on their new revenue capacity. Furthermore, the broadband engineering services provider market, in which we compete, is highly fragmented regionally. As a result, the large cable operator is faced with the difficult task of managing multiple subcontractors and suppliers, increasing both the time and cost of infrastructure development. The Company believes that these factors are inhibiting the growth of broadband market share for the cable industry.

         The ability to upgrade and maintain their infrastructure at telephony grade reliability (uptime of 99.9% and higher) is one of the most pressing problems confronting many cable operators today. Furthermore, the lack of in-house technical expertise combined with the ever-increasing complexity of broadband networks, presents a training and staff development dilemma for many cable operators.

         The Company seeks to fill a strategic void for major cable operators by providing them competent, technical experts. The Company also provides field-proven certification and preventative maintenance methodologies needed to upgrade and maintain the broadband network infrastructure. The methodology employed is the Company's intellectual property known as DQMC, which is proprietary software that is licensed by the customer for a service fee. The customer may then retain the Company to deploy DQMC services as required. The Company's value-added training and mentoring programs extend the skill-sets of the customer's in-house technicians. By responding to these problems, the Company helps cable operators launch new broadband revenue sources, while aiming to ensure the ongoing reliability that is critical for customer satisfaction and profitability. By helping to break down time-to-market barriers and to facilitate reliable broadband service delivery, the Company becomes an important ally serving as critical enabler of growth for major cable operators.

CABLE INDUSTRY BACKGROUND

         Historically, cable operators have focused on the delivery of traditional, one-directional services (cable television) to their subscribers. In recent years, however, the rising popularity of the Internet and the growth of on-line shopping (e-commerce), on-line entertainment and home-based workers (telecommuting) have created growing consumer demand for enhanced information services. Further fueling this demand is the need for faster, more reliable service delivery than what is offered by popular switched technologies, such as a standard dial-up telephone connection (e.g., modem connection to America Online). According to CED Magazine, a leading publication of record for the cable industry, consumer demand for high-speed access to the Internet has never been higher. Recent research by CED showed that high-speed access solutions such as cable modems and digital subscriber line services continue to grow in deployments in new markets by more operators than ever before.

         Given their large installed subscriber base and ubiquitous network infrastructure, cable operators have a significant opportunity to capture a major share of the consumer market for broadband services. In order to deliver these services and grow their subscriber revenue, cable operators must upgrade and subsequently maintain their network infrastructure - at high levels of reliability - to enable the promise of broadband information delivery. This requires the cable operators' network to be bi-directional - data and information must be able to flow over the network into (forward path) and out (return path) of the household or business. As discussed earlier, many cable operators have internal limitations (lack of in-house technical skills and/or capital constraints) that prevent them from upgrading and maintaining their networks on their own to the reliability levels needed for the delivery of broadband services. This represents an opportunity to provide services such as two-way plant installation and maintenance to many smaller operators, who lack the funding and/or expertise to implement advanced services on their own.

CURRENT BUSINESS MODEL

         The Company's current service offerings are targeted at helping cable operators upgrade, maintain and expand their networks to enable reliable broadband service delivery. These services are currently delivered to cable operators on a project basis, with average length of customer engagements being 12 to 18 months. The Company's services include engineering and plant reconstruction (cabling and enhancements to existing wire-line networks); node certification (auditing and analyzing network trouble spots and interference); sweeping and hardening (correcting trouble spots); and ongoing network performance monitoring and maintenance. Services are delivered through the Company's ISO 9002 certified technical services division, headquartered in Markham, Ontario, Canada.

         As an extension of its services, the Company offers training services and mentoring programs for cable operators' in-house technicians. These services are designed to facilitate skill development of cable technicians in various areas of broadband service deployment and network maintenance. The Company delivers these services directly to cable operators, as well as via a training partnership with the Society of Cable Telecommunications Engineers ("SCTE") - the recognized technical association for the cable industry.

         The Company's training and mentoring programs are focused in the area of return path technology and network maintenance. Courses are designed to be delivered in both traditional classroom settings, as well as in the field settings at cable operator sites. Courses are available in areas such as Return Path Basics, Return Path Maintenance, Introduction to Network Sweep Techniques, as well as other broadband topics. Traditional training course offerings are augmented by the Company's uniquely developed mentoring programs, whereby the Company's professional engineering consultants work on a one-to-one basis in the field with cable operators' in-house technicians. Mentoring programs are focused on providing documented skill assessment of cable operators' in-house technicians, followed by customized personal training designed for skill enhancement.

PRIMARY MARKET

         The primary market for the Company's services is the North American cable industry. The Company believes that the cable industry is well positioned to achieve a significant share of the consumer market for broadband services. Industry sources (The Cable TV Financial Databook 1999, Paul Kagan Associates) forecast that total cable industry revenue from broadband services (high speed Internet access, cable-phone or telephony, other broadband services) will reach $74 billion by 2005. Based on our experience and knowledge of the industry, the Company currently estimates that cable operators will spend approximately 10% of total revenue on upgrading and maintaining the underlying infrastructure that supports their broadband service delivery, as well as training their staff on evolving broadband technologies and practices.

SECONDARY MARKET

         With the proliferation of broadband technology, additional opportunities for the Company's services should arise in various vertical markets beyond its primary market of the cable industry. Broadband infrastructure is growing in deployment and demand in markets such as large retail environments (shopping malls), large corporate office parks, universities and health care settings. These environments face similar challenges in terms of quality support to certify and maintain the broadband network to ensure quality and reliability. In many instances major broadband equipment manufacturers (such as Cisco, IBM, Scientific Atlanta, Lucent, Proxim) need an integrator to help install product solutions, certify the production network and maintain the network on an ongoing basis. In this scenario, the Company serves as a critical component of a three-legged value chain, in which broadband equipment manufacturers join their technology with VOIP (voice over internet protocol) solution providers and an engineering integrator such as the Company to deliver a production broadband network. The Company intends to pursue opportunities for its services in these settings as demand arises, seeking to leverage non-exclusive partner programs with major broadband equipment manufacturers noted above. With the rapid proliferation of wireless technology, additional opportunity should exist for the Company to leverage its expertise and relationships by applying our unique skill set into the wireless market. An offshoot of the DQMC software is currently under development. Known internally as IQMC, it is designed to analyze and diagnose problems in the crowded airwaves utilizing some of the same algorithms used to diagnose broadband cable signal integrity. The Company intends to position IQMC as a tool for wireless installers to use prior to incurring significant costs installing systems only to find interfering signals are impeding performance.

GROWTH STRATEGY
         The Company is focused on the continued growth and expansion of its core business lines: broadband infrastructure technology services and training solutions. A major component of the Company's future strategy in the cable market is to expand its current project-based engineering services into the area of outsourced maintenance services in a recurring revenue model. Under this model, the Company would provide maintenance services to a cable operator in a long-term contract for a fixed fee per subscriber, per month. The Company believes that cable operators will have difficulty achieving their revenue goals for their broadband initiatives without quality ongoing maintenance of their broadband network infrastructure. As a result, cable operators will be required to make a significant investment in the area of maintenance.

         The Company's comprehensive maintenance services include preventative network maintenance using its proprietary DQMC software system; troubleshooting and repairs of network problems; power supply maintenance; control of leakage and noise that would degrade network quality; and certification/hardening after network repairs.

         Due to internal staff limitations, there is a growing trend in the cable industry toward outsourcing. Industry research and various press reports affirm the growing momentum towards outsourcing as the "go-to" strategy for major cable operators for cable plant rebuilds, maintenance and expansion. Cable operators' in-house staff limitations are also creating a growing need for new training and mentoring services.

         Moving forward, the Company's vision is to form collaborative relationships with cable operators whereby the Company serves as the cable operators' outsourcing partner, delivering a total solution for the maintenance of their broadband network infrastructure, as well as staff training, in a recurring revenue model. In addition, the Company may pursue similar long term recurring revenue contracts for broadband engineering services in the secondary markets discussed earlier.

         As it pursues a recurring revenue business model focused in the area of outsourced maintenance, the Company will continue to market and deliver its traditional project-based engineering services (cable plant rebuilds, certification, sweeping and hardening) and training/mentoring services for cable operators. The Company believes there is opportunity for significant growth of these business lines over the next 1-3 years, but anticipates that the need for these traditional services will not mature until 2004 to 2005. The Company attributes the maturing of this growth to an increasing shift in the needs of major cable operators to maintenance, after the 1.3 million miles of cable plant in the United States is rebuilt and certified for broadband service delivery.

         The Company intends to implement a personnel productivity monitoring software solution to monitor and improve productivity of employees and work groups. This product is currently in the development stage. This solution will be beta tested internally to improve the productivity of the organization and to help identify training requirements for individuals. Once tested and if proven successful, the Company intends to market the product to cable operators and telecommunications organizations. The system would pinpoint skills in need of improvement of specific personnel and report findings to supervisors. Ongoing assessments will verify improvement in productivity following training. The resulting improvements should be quantifiable and therefore deliver to the customer measurable savings. This product would be synergistic with the Company's other products and services enabling the Company to address the cable operators' needs to reduce the overall cost of manpower. It should identify areas of training deficiency thereby generating opportunities for our training group to deliver more training sessions. It should also enable the cable operators to more clearly see the exact cost to perform each specific task required to maintain their systems.

EXECUTION STRATEGY

         The Company currently performs project-based engineering services for leading North American cable operators in the areas of reconstruction, certification, sweeping and hardening, and maintenance. The Company strives to maintain a reputation for quality with these cable operators. Many of these current projects and new anticipated projects have an estimated average duration of up to 18 months. The Company projects that it has a 24 to 48 month "window of opportunity" to propel its growth strategy in the area of outsourced maintenance, fiber optic, and technology solutions and services. During this period, the Company believes that it will have a significant competitive advantage to win long-term maintenance support business from these operators for several reasons: 1) operators have direct evidence of the Company's quality reputation, proven methodologies (node certification), and advanced technology
(DQMC) demonstrated on critical reconstruction and certification projects; 2) having rebuilt and/or certified an operator's end-to-end broadband network infrastructure, the Company becomes the most experienced and logical choice to maintain this cable network over the long term; and 3) by offering maintenance-related training services and personnel productivity monitoring solutions, the Company can directly demonstrate its value to augment or replace internal staff on an outsourced basis.

CUSTOMERS

         The Company's customers include large cable operators in the North American marketplace who have concentrations of large regional subscribers and vast expertise at providing a myriad of cable broadband services (digital cable, high speed Internet access, cable telephony). These customers include, but are not limited to, AT&T Broadband, Rogers Cablesystems, Cogeco Cable and AOL/Time Warner. Outside of the cable industry, the Company is presently providing broadband engineering services to IBM Corporation, supporting their efforts with integration and ongoing maintenance and support services for broadband cable systems installed in large shopping malls throughout the United States. Due to the limited number of cable plant operators and the continuing consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers. In 2000, 52.4% of revenue was concentrated in AT&T Broadband and 14.1% in Rogers Cablesystems.

COMPETITION

         The Company competes with other solutions providers in its core business line of broadband infrastructure services in the key areas of quality of service, availability of trained personnel, and price. In servicing the needs of the cable industry, the Company competes for engineering infrastructure services contracts with small to medium sized cable service firms, as well as the internal engineering services units of major cable equipment manufacturers. Through its acquisition of TSI, the Company believes it is in a strong position to compete with such companies. TSI provides the Company with a specialized group of cable technicians. Furthering the Company's competitive advantage is TSI's achievement of ISO 9002 accreditation in October 2000. See "Industry Recognition", infra. The Company is unaware of any other broadband infrastructure engineering service firm that possesses the ISO accreditation.

         In the maintenance outsourcing market, the Company will be confronted with new competitors that could include companies such as MasTec, Via Source Communications, Dycom and Expertech. As stated earlier, the Company's proven reputation, unique technical solutions, technology, and installed customer base offer it the opportunity to establish itself as an early entrant in the burgeoning outsourcing market opening the door to further growth and account expansion.

         The Company has also serviced major cable operators in multiple geographic locations across North America. This reputation for proven, predictable workmanship enables the Company to win repeat business from major cable operators over competing cable engineering service firms. Furthermore, broadband infrastructure services is a core competency of the Company. As a result, the Company has served and continues to serve as a sub-contractor to major cable equipment manufacturers who require specialized expertise on particular broadband engineering projects.

LOCATIONS

         Having closed its headquarters office in West Chester, Pennsylvania, in May 2001, the Company's primary office location is in Markham, Ontario, Canada which also serves as the home office of TSI. The Company maintains regional offices on an as-needed basis to support projects for major customers. Prior office locations have included Salt Lake City, Pittsburgh, Jacksonville, Detroit, and Richmond in the United States, and Cambridge and London in Ontario, Canada. The Company currently leases 2,800 square feet of general office space in Markham, Ontario with a monthly rental of $1,950. This lease expired at the end of 2000, but, as provided in the lease agreement, continues on a month-to-month basis. The Company is currently exploring alternative accommodations that will provide more space to better support its operational needs and expected future growth. The Company is currently in negotiations with the landlord of the West Chester office regarding the termination of the lease. The monthly rental for the West Chester office is $8,333 per month until April 2004 with rent escalating to $9,167 per month in the final year.

INTELLECTUAL PROPERTY

         The Company, through the acquisition of TSI, claims a common law service mark in DQMC(TM). The Company is aware of an asset management software consulting company using DQM(TM) in the United Kingdom as a service mark but believes its services are so distinctly different from the Company's services that there is no opportunity for confusion between the Company's services and the services of this other company. There is no dispute with the other company.

INDUSTRY RECOGNITION

         In October 2000, TSI achieved ISO 9002 quality registration. This achievement, administered by the International Standards Organization (ISO), recognizes those organizations that maintain the highest levels of commitment to internal quality processes and service delivery as defined by ISO guidelines. The

Company believes the ISO 9002 designation will continue to provide it with a strategic competitive advantage within its primary and secondary markets.

         In January 2001, the Company entered into a training partnership with the SCTE. As part of the agreement, the Company will provide various broadband training courses to SCTE's cable industry membership of approximately 17,500 professionals. This relationship provides the Company with nominal incremental training revenue, but more importantly, considerable recognition and awareness within the cable industry.

SALES AND MARKETING

         The Company plans to implement a sales and marketing program aimed at promoting its core business line of broadband infrastructure services and software solutions. The Company plans to implement a quarterly corporate newsletter immediately. Direct mail, advertising and trade show programs to create increased awareness and sales lead generation for its product and service offerings will also be implemented as funding permits. The Company utilizes public relations and other publicity programs to promote its contracts and customer successes. These activities serve to create general positive awareness for the Company, its offerings and the customers it serves. The Company also intends to utilize a strategic corporate communications program aimed at generating awareness and coverage of the Company in the industry trade and business press, national and cable broadcast media, and industry analyst community.

         The Company plans to leverage its training services relationship with the SCTE to enhance its marketing efforts. Planned activities include co-branded communications at trade shows, website marketing, and press releases aimed at promoting the Return Path training seminar series jointly offered by the SCTE and the Company. This training seminar includes courses developed by the Company and delivered at SCTE chosen venues by employees of the Company. The Company believes that this program with the SCTE will provide recognition for its training services within the cable industry and also provide increased general name recognition within its primary market segment.

FACTORS IMPACTING BUSINESS STRATEGY

         As stated earlier, the Company's services are principally focused on upgrading, maintaining and expanding cable plant infrastructures to enable broadband service delivery. As a result, the success of the Company's long-term growth strategy is partly dependent upon the success of its current core market
- the North American cable industry. Leading cable operators face competition from other entrants in the market for consumer broadband service delivery, including satellite broadcast, digital subscriber line (DSL) service, and various wireless access technologies. Should leading operators lose market share to competitive offerings thus slowing the adoption of their own broadband offerings, it may reduce the demand for the Company's services among these cable operators. The Company remains confident that the cable industry will continue to capitalize on its early success in deploying broadband services and will continue to gain market share. The cable industry is well positioned within this market, as stated earlier, due to its ubiquitous network infrastructure and large installed customer base for traditional cable services. Further mitigating this risk is the emerging demand for the Company's services in other vertical markets, such as large retail environments, where broadband infrastructures are growing in deployment and popularity. The Company intends to investigate and pursue these market opportunities to expand its revenue sources beyond the cable industry.

         Emerging technologies also present a potential risk factor for the Company. Should new fiber technologies displace cable line infrastructures as a primary consumer broadband access vehicle, it would negatively impact the Company's cable market strategy. Furthermore, fiber networks do not require ongoing sweeping and certification for broadband delivery, and as a result, eliminate the need for two of the Company's principal technical service offerings.

         Another potential risk factor to the Company's growth plans is the resistance by the cable industry towards outsourcing as a strategy for plant upgrades and maintenance. While industry trends and direct feedback from leading cable operators indicate that outsourcing is a viable long-range strategy for cable operators, cultural barriers may slow the move toward outsourcing - particularly in the area of plant maintenance. Outsourcing plant maintenance is a relatively new concept for the cable industry, and as a result, internal cultural constraints need to be overcome.

         The Company believes that these cultural constraints can be overcome and that outsourcing will continue to grow in popularity as a long-term strategy for cable plant maintenance. Driving this trend, as discussed earlier, is the internal staff limitations of cable operators, and the operational benefits associated with the outsourcing model, including:

     o improving subscriber satisfaction through quality-of-service agreements with the outsourcer
     o improving system reliability required by broadband offerings (E-TV, Internet access, telephony)
     o    predictable system maintenance costs
     o eliminating field operations personnel problems (recruiting, training, retaining)
     o eliminating parts inventory requirements (parts purchased by cable operator, maintained by outsourcer)


PERSONNEL

         At July 1, 2001, the Company employs 86 persons on a full time basis. The following table shows the breakdown of these personnel by job function.


         Type                                            Employees
         ----                                            ---------
         Executive                                           3
         Professional/Marketing                              1
         Administrative                                      10
         Technical                                           72


         The Company is not planning significant changes in its employee base until such time as financing for working capital requirements becomes available. If and when such financing becomes available, the Company anticipates hiring additional personnel, particularly technical personnel, to support the Company's planned growth strategy.

RISK FACTORS

         The following is a list of the risk factors that management believes are relevant to the business of the Company. The following list is not intended to be an exhaustive list of all possible negative impacts or outcomes since management cannot foresee all possibilities.


WE HAVE INCURRED NET LOSSES IN THE PAST AND WE EXPECT TO LOSE MONEY IN THE
FUTURE.

         The results of operations for the year 2000 produced a net loss of $6,876,594 and an accumulated deficit in the amount of $14,072,098. The Company has been subject to a cut back in capital spending by its major customer which resulted in the loss of potential revenues under several contracts the Company had with that customer. We continued to incur net operating losses for the first half of the current year based on the corporate overhead, the operating activity of our main operating unit, TSI, and the shut down of CAD. Until such time as our growth produces significantly higher sales, or additional funding becomes available allowing us to increase our revenue through the acquisition of additional operations, our projected expenses are expected to exceed our revenues.

         The Company has experienced substantial downward pressures on its revenue during the fourth quarter of 2000, which continued through the first half of 2001. This has contributed to significant operational losses in these periods. The Company has been subjected to operating conditions including the termination in revenues under several contracts with its largest customer, AT&T Broadband. We have resumed work with AT&T Broadband in certain locations commencing in the third quarter of 2001. Although we have resumed work in some locations, not all the locations have restarted in 2001. The Company continues to face the risk that contracts could be terminated due to budget cut backs or other reasons by its major customers.


WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING FOR WORKING CAPITAL AND FUTURE ACQUISITIONS.

         We have financed our working capital requirements and capital expenditures primarily through our recent private placement of common stock, bank debt and cash flow generated from operations. In order to satisfy our existing obligations, including a payment of approximately $250,000 to a bank lender (which is past due), and support our future growth strategy, we will require additional capital immediately. There can be no assurance that such additional capital will be available or that, if available, we can obtain such capital on satisfactory terms. Any additional equity financing will be dilutive to stockholders, and debt financing may impose substantial restrictions on our ability to operate and raise additional funds.


WE ARE IN DEFAULT ON OUR LINE OF CREDIT, IF WE ARE UNABLE TO OBTAIN FINANCING IMMEDIATELY FOR AMOUNTS OWED, WE MAY BE FORCED TO REDUCE THE SCOPE OF OUR OPERATIONS, SELL ASSETS AND/OR SEEK BANKRUPTCY PROTECTION.

         As of January 31, 2001 and for all monthly periods after that date through the date of this filing, the Company was and is in technical default of the loan covenants and/or collateral requirements as stipulated in the loan and security agreement and related documents associated with the line of credit from a bank, including requiring immediate repayment. As such, the bank has notified the Company of its default. As of July 6, 2001 the bank has executed a forbearance agreement pursuant to which the bank agrees to forbear until July 20, 2001 from taking action in connection with certain events of default that exist under the loan and security agreement executed by the Company and the bank. Under the forbearance agreement, we are required to repay the full outstanding balance of the loan by July 20, 2001. At July 10, 2001, we owed the bank approximately $250,000 in principal, interest and other charges.

         If we cannot satisfy out debt by July 20, 2001, the lender may seek to enforce against its collateral, which includes all of our accounts receivables, and we may be forced to reduce the scope of our operations, sell assets, and/or seek bankruptcy protection. We cannot assure you that any of these remedies can be affected on satisfactory terms, if at all.

RESTRICTIVE DEBT COVENANTS IN OUR LOAN INSTRUMENTS RESTRICT OUR ACTIVITIES.

         Our loan instruments restrict, among other things, our ability to:

     o    incur additional debt;
     o    pay dividends;
     o    redeem capital stock;
     o    create liens, dispose of assets, engage in mergers; and
     o    make contributions, loans or advances.

OUR HEAVY DEPENDENCE ON KEY CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Concentration of order backlogs in just a few multiple system operators ("MSOs") could have a material adverse effect on our business, financial condition and results of operations. Due to the nature of the highly consolidated MSO market place, we often have a fairly significant percentage of our current revenues concentrated in a single MSO or just a few MSOs. In 2000, 52.4% of revenue was concentrated in AT&T Broadband and 14.1% in Rogers Cablesystems. The Company has been adversely effected by the termination in revenues under certain contracts with AT&T Broadband. If an MSO discontinues utilizing our services or payment for services rendered is delayed on such a significant customer, we could be exposed to operating losses and restrictive cash flow problems. This could also hamper our ability to pursue new business opportunities or result in credit shortages. Industry consolidation may result in pricing pressures or our exclusion from bidding on larger projects, which could have an adverse affect on our operating results. See Note 13 - Concentration of Risk, of the Notes to the Financial Statements.

OUR STOCK PRICE IS VERY VOLATILE; THE MARKET FOR OUR STOCK HAS LIMITED
LIQUIDITY.

         Up until May 31, 2001, there was an established active public trading market for our common stock. Our common stock was traded in the over-the-counter market and "bid" and "asked" quotations regularly appeared on the Nasdaq OTC Bulletin Board ("OTCBB") under the symbol "ICBL". On May 31, 2001, our stock was de-listed from the OTCBB. From that date through and including the date of this filing, the Company's stock is traded under the same symbol on what is known as "the pink sheets" (www.pinksheets.com). The "pink sheets" can be a highly volatile market with less transparency than other national stock markets. As of July 13, 2001, the last reported sale price of the Company's common stock on the pink sheets was $0.35. There can be no assurance that an active public market will exist for our common stock and there can be no assurance that our common stock will trade at prices at or about its present level. Further, an inactive or illiquid trading market may have an adverse impact on the market price of our common stock. Moreover, price fluctuations and the trading volume in our common stock may not necessarily be dependent upon or reflective of our financial performance. Holders of the Company's common stock may experience substantial difficulty in selling their securities. The trading price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in the analysts' estimates, announcements of technological innovations and general industry conditions.


OUR ACQUISITION STRATEGY MAY BE UNSUCCESSFUL OR WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS OR MERGERS INTO OUR OPERATIONS.

         Although we continue to devote significant efforts to improving our current operations and profitability, ultimately, the success of our business strategy may depend upon the acquisition of complimentary cable and/or wireless service businesses. No assurances can be made that we will be successful in identifying and acquiring such businesses or that any such acquisitions, if consummated, will result in operating profits. In addition, any additional equity financing required in connection with such acquisitions may be dilutive to stockholders, and debt financing may impose substantial additional restrictions on our ability to operate and raise capital. In addition, the negotiation of potential acquisitions may require management to divert their time and resources away from the Company's operations.

         We continually evaluate potential acquisition opportunities, particularly those that could be material in size and scope. Acquisitions involve a number of special risks, including:

     o the focus of management's attention on the assimilation of the acquired companies and their employees and on the management of expanding operations;
     o the incorporation of acquired businesses into our service line and methodologies;
     o    the increasing demands on our operational systems;
     o    adverse effects on our reported operating results;
     o    the amortization of acquired intangible assets; and
     o the loss of key employees and the difficulty of presenting a unified corporate image.

SHAREHOLDERS MAY EXPERIENCE DILUTION IN THE FUTURE BY THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS.


         As of December 31, 2000, there were 9,761,012 outstanding warrants and options. Included in that number were 5,473,512 warrants and options that were fully vested. For full disclosure about these warrants and options regarding their strike prices and vesting, see Note 11 - Incentive stock option plan and other outstanding warrants, of the Notes to the Financial Statements.


IF WE FAIL TO RESPOND ADEQUATELY TO TECHNOLOGICAL CHANGE, OUR BUSINESS WILL BE HURT.

         If we do not adapt to technological advances in our industry as quickly as our competitors, our operating results and financial condition could be adversely affected.

         We compete in markets and industries that require sophisticated processes and other advanced technology to deliver state-of-the-art services. These processes and technologies will have to be refined and updated as the underlying technologies advance. We cannot assure you that, as processes and technologies become outdated, we will be able to replace them, to replace them as quickly as our competitors or to develop and market new and better processes in the future. Higher overhead and servicing costs due to a failure to update and improve processes could impact our competitive position. In addition, failure to make technological advances could adversely affect our ability to service cable plant system operators and other customers.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         The loss of the services of existing technical and managerial personnel, as well as the failure to recruit such personnel in a timely manner, would be detrimental to our business. Furthermore, we may incur substantial expenses in connection with hiring, training, and retaining employees. We are highly dependent on the performance of our technical employees, most of whom have not entered into employment agreements with us. There is intense competition for qualified personnel. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business and to manage growth effectively.

GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS.

         The industry in which we operate is subject to regulation by U.S. and non-U.S governmental authorities, including, but not limited to, the Federal Communications Commission (FCC). The FCC is a federal administrative body tasked with, among other things, establishing policies to govern international and interstate communication by cable. Currently, the regulations relating to the cable industry are, primarily, designed to ensure competition among cable companies, satellite companies and other entities that offer video programming services to the general public. However, it is possible that new laws and regulations may be introduced in the future affecting the conduct of our business. It is also possible, as we seek to expand our international sales, we may become subject to foreign governmental regulation. This regulation could result in compliance costs to us. These compliance costs could have a material adverse effect on our business, financial condition and results of operations.

ITEM  2.  DESCRIPTION OF PROPERTY

         The Company relocated its main headquarters from Charleston, South Carolina to West Chester, Pennsylvania in January of 2000. In accordance with the lease for the abandoned office space in Charleston, the Company continued to pay the monthly rent of $2,000 through October 2000 when that lease obligation expired. The Company sublet the office space in Charleston for approximately two months during the ten-month period to help mitigate the cost.

         Having closed its headquarters office in West Chester, Pennsylvania, in May 2001, the Company's primary office location is in Markham, Ontario, Canada which also serves as the home office of TSI. The Company currently leases 5,000 square feet of general office space in West Chester, Pennsylvania, which had served as its main headquarters in the U.S. until the resignation of the Company's prior officers. The West Chester lease is for a period of five years, which was effective in April 2000, requires monthly lease payments of $8,333 in the first year of the lease, and escalates to $9,167 per month in the fifth year. In addition to the monthly lease payments, the lease calls for certain common area maintenance costs to be shared by all tenants occupying the same building. These additional costs are based on a pro-rata share of certain landlord operating costs, to the extent that they exceed an agreed-upon base year rate, including, but not limited to, taxes, maintenance and utilities. The Company is currently in negotiations with the landlord of the West Chester office regarding the termination of such lease.

         With the acquisition of TSI in January 2000, the Company became obligated under a lease for 2,800 square feet of general office space in Markham, Ontario, Canada which served as the principal offices and operations center for TSI. Upon acquisition, this lease had a remaining term of one year at a monthly rental of $1,635. This lease expired at the end of 2000, but, as provided in the lease agreement, continues on a month-to-month basis at the monthly rate of $1,950. TSI is currently exploring alternative accommodations that will provide more space to better support its operational needs and expected future growth.

         Further, during the year 2000, TSI maintained branch offices to support projects in Cambridge, Ontario (2,500 square feet at $875 per month), Jacksonville, Florida (1,400 square feet at $1,333 per month), a second location in Jacksonville, Florida (1,595 square feet at $1,350 per month) and Richmond, Virginia (2,445 square feet at $1,636 per month). The Company terminated the lease agreement for the 1,400 square foot location in Jacksonville, Florida effective February 2001 and the second Jacksonville location lease effective January 2001. The Company also terminated the lease in Richmond, Virginia effective February 2001. The Cambridge, Ontario lease continues through the end of 2001. During 2001, the Company entered into a new one-year lease agreement for remote office space in London, Ontario (1,495 square feet at $740 per month) to support new projects starting up in that area.

         With the acquisition of CAD in January 2000, the Company became obligated under a lease for 1,675 square feet of general office space in Parsippany, New Jersey. Upon acquisition, this lease had a remaining term of one year at a monthly rental of $2,544. In August 2000, the Company acquired additional space at the existing facility allowing CAD to expand into a total of 3,070 square feet at a total monthly rental of $4,861. The current lease expires in February, 2003. As a result of the closure of CAD, see Item 6, Management's Discussion and Analysis, the Company is currently negotiating the termination of such lease.

         In the aggregate, the total square footage leased by the Company at December 31, 2000 was 18,810 square feet for a total minimum monthly rental cost of $20,338.

ITEM  3.  LEGAL PROCEEDINGS

         On March 31, 2000, a complaint was filed by James A. Sims, Jr. against the Company in the Court of Common Pleas for the Ninth Judicial Circuit, County of Charleston, South Carolina. The complaint alleges that the Company is a successor by merger to Internet Channel, Inc. ("Internet Channel"), a company in which the plaintiff claims to have had an equity interest. The complaint further alleges that the Company failed to redeem plaintiff's equity interest in Internet Channel or to exchange the Company's stock for the plaintiff's equity interest in Internet Channel as part of the alleged merger. The complaint also alleges that the Company altered certain account and loan documents in connection with the alleged merger, failed to observe corporate formalities or comply with statutory laws governing corporations and issued stock to controlling persons without adequate consideration. The plaintiff seeks actual damages in an amount to be determined at trial, which plaintiff believes is at least $25 million, together with punitive damages, pre-judgment interest, costs and attorneys' fees. A complaint, alleging similar facts, was filed on September 8, 2000 by Jeff Adair against the Company in the same court. Mr. Adair's complaint seeks similar damages, except that the plaintiff expresses no view as to the minimum level of damages. In June 2000, the Company filed an answer to the complaint brought by Mr. Sims and in February 2001 the Company filed an answer to the complaint brought by Mr. Adair. Both actions are currently in discovery. Management is currently assessing the merits and other aspects of these claims. We believe we have good defenses and we intend to vigorously pursue defense of the actions. We cannot assure, however, that the Company will be successful and that an adverse outcome will not occur which could materially impact the financial position of the Company.

         The Company has also been served with a complaint from a former vendor filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed a counterclaim. The Company will vigorously pursue its defense against this claim and its counterclaim.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Meeting - December 15, 2000

         ICC's Board of Directors, by resolution at the meeting of the Board of Directors held November 21, 2000, recommended that the Articles of Incorporation of ICC be amended to authorize a class of preferred stock (the "Series Preferred Stock"). Article 4 of ICC's Articles of Incorporation provides for the total number of authorized shares to be 60,000,000, with 50,000,000 being designated Common Stock, 5,000,000 being designated Class A Common Stock and 5,000,000 being designated Preferred Stock. The proposal would maintain the total authorized capital stock of ICC at 60,000,000 shares, but would amend ICC's Articles of Incorporation to further define the terms and treatment of the Preferred Stock. The Board of Directors proposed this change to the Articles of Incorporation of ICC in order to enable the Company to raise additional capital. Proxies for the meeting were solicited pursuant to Regulation 14A.

         At the Special Meeting on December 15, 2000, the proposal to amend the Articles of Incorporation was approved by a shareholder vote. A quorum of approximately 55% of the total shareholder votes was represented at the meeting. Of that quorum, 5,754,014 shares, comprising 54.8% of the outstanding shares entitled to vote, voted in favor of the proposal.

PART  II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of July 13, 2001, the Company had 10,493,984 shares of common stock issued and outstanding. The Company's common stock traded under the traded symbol of "ICBL" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. through May 31, 2001. Subsequent to that date through the filing of this report, the Company's stock traded on the stock market known as "the pink sheets" (www.pinksheets.com). The following table shows the quarterly low and high bid information for the Company's common stock from inception through June 30, 2001. These market quotations reflect inter-dealer prices, without retail markups, markdown or commissions and may not necessarily reflect actual transactions.

Year 2001                             High bid         Low bid

        First quarter                  $1.75            $0.26
        Second quarter                  0.75             0.15

Year 2000

        Fourth quarter                 5.500            0.719
        Third quarter                  7.500            4.000
        Second quarter                 1.750            5.000
        First quarter                 13.000            8.000

Year 1999

        Fourth quarter                14.125            4.562
        Third quarter                  7.937            4.250
        Second quarter                12.125            6.250
        First quarter                  20.25            5.562


         NUMBER OF STOCKHOLDERS. At July 13, 2001, the number of stockholders of record was approximately 175 and the estimated number of stockholders with shares held in street name was approximately 1,230.

         DIVIDENDS. Dividends on the common stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, as and if declared by the Board of Directors. The Company has not declared or paid any dividends on the common stock since inception and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of its Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements and its financial condition, as well as other factors that the Board of Directors deems relevant. Further, certain loan covenants associated with the Company's line of credit restrict the Company's ability to declare and pay dividends.

         TRANSFER AGENT. The Company's transfer agent and stock registrar is Interstate Transfer Company, 6084 S. 900 E., Suite 101, Salt Lake City, UT 84121; Telephone (801) 281-9746; web address www.interstatetransfer.com.

         RECENT SALE OF UNREGISTERED SECURITIES. During the period October 1999 through January 2000, the Company, through a placement agent, raised approximately $9,080,000 of gross proceeds through the sale of 1,816,000 shares of its common stock under a private placement offering (the "Offering"). Of the total gross proceeds raised in the Offering, approximately $7,550,000 had been raised as of December 31, 1999 through the sale of 1,510,000 shares. These shares were sold to a total of 79 Accredited Investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. This Offering was completed during the first quarter of 2000, with the balance of $1,530,000 received for the remaining 306,000 shares. The proceeds of this Offering were used to fund the working capital requirements of the Company and to consummate the acquisitions of the TSI companies and CAD. The Offering was intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

         During the fiscal year ended June 30, 1999, the Company sold 419,437 shares of its common stock with aggregate approximate gross proceeds of $847,000 to a total of 17 investors in reliance upon an exemption from registration pursuant to Rule 504 under the Securities Act of 1933, as amended. The net proceeds from the sale of the common stock were used for general corporate purposes and working capital. The common stock was sold directly by the Company without a placement agent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         In January 2000, the Company completed the acquisition of TSI and CAD. Through the acquisition of TSI, the Company became one of the leading providers of broadband infrastructure engineering, testing and certifying services in North America.

         CAD provided wireless solutions and integration services mainly to businesses, hospitals, and schools. CAD was originally expected to play a role in the development of a complete range of services, allowing the Company to offer wireless solutions and cable plant expansion to the multiple cable system operators. However, during 2000, management of the Company reevaluated CAD and determined that the Company could no longer afford to invest the resources required to further develop the acquired business and facilitate the Company's business strategy. Management has written down the carrying value of its investment in CAD and seeks the sale or other disposition of CAD (see Note 4 - Provision for impairment of long-lived assets and Note 18 - Subsequent Events, of the Notes to the Financial Statements). The Company intends to investigate options for re-entry into this market with a business model that will be based on recurring revenues. See Item 1. Business - Recent Events and Note 3 - Acquisitions, of the Notes to the Financial Statements.

         The Company's revenues are subject to seasonal fluctuations during the fourth and first quarters due to the holidays. We perform less outdoor services in the winter months in colder regions, but the impact on our revenues is limited due to the diverse geographical locations in which we work in North America.

         The Company derives a significant percentage of its revenues from a relatively small number of customers. For the year ended December 31, 2000, the Company's three largest customers accounted for 79.3% of its revenues. AOL/Time Warner 12.8%, Rogers Cablesystems 14.1%, and AT&T Broadband 52.4%. The loss or slow down of any of these customers can have a material effect on the Company's revenues. Management is actively pursuing new business opportunities to diversify both its customer base and product offering.

         In 1999, the Company changed its fiscal year end from June 30 to December 31. The comparative financial statements presented below contain actual performance for the year ended December 31, 2000, the six month fiscal period ended December 31, 1999 and the twelve month fiscal year ended June 30, 1999.

Year on year comparison of the results of operations

         The actual operations of the Company for the six-month fiscal short period ended December 31, 1999, or the twelve months ended June 30, 1999, have little bearing on the current operations of the Company. During the six month fiscal period ended December 31, 1999 and the twelve months ended June 30, 1999, the Company had no significant operations to generate revenues. Revenue for these periods amounted to $14,888 and $24,016 respectively. Revenue was not sufficient to cover cost of sales in either period resulting in negative gross margins of $23,095 and $30,057 respectively. In the year ended December 31, 2000, the Company completed two acquisitions that generated revenues, cost of sales and margins of approximately $10.4 million, $7.6 million, and $2.8 million, respectively. The increase in these numbers is a direct result of the operations of the acquired companies, TSI and CAD. During the year ended December 31, 2000, the Company focused its efforts on the consolidation and organization of the acquired companies, the development of the businesses of these operations, and the creation of our overall strategic direction and business model that leverages the strengths of the acquired companies.


                                                                             Six Months
                                                           Year Ended           Ended          Year Ended
                                                          December 31,      December 31,        June 30,
                                                              2000              1999              1999
                                                        ------------------ ---------------- -----------------
Sales and services                                            $10,377,608          $14,888           $24,016
Cost of sales
     Direct costs                                               4,405,001           37,983            54,073
     Indirect costs                                             3,027,393                -                 -
     Depreciation                                                 160,244                -                 -
                                                        ------------------ ---------------- -----------------

     Gross operating margin                                     2,784,970          (23,095)          (30,057)

Operating costs:
     Selling, general and administrative expenses               5,071,869        3,245,333         1,373,017
     Depreciation                                                  59,510            7,840            13,108
     Bad debt expense                                              73,959
     Loss on disposal of assets                                    61,260                -                 -
     Amortization of intangibles                                1,501,299                -                 -
     Provision for impairment of goodwill                       2,548,207                -                 -
                                                        ------------------ ---------------- -----------------
                                                                9,316,104        3,253,173         1,386,125
                                                        ------------------ ---------------- -----------------

Loss from operations                                           (6,531,134)      (3,276,268)       (1,416,182)
     Interest expense                                             (98,105)        (127,087)          (16,280)
     Settlement expense                                                 -                -          (225,000)
                                                        ------------------ ---------------- -----------------

Pre-tax loss                                                   (6,629,239)      (3,403,355)       (1,657,462)
Income tax benefit                                                152,781                -                 -
                                                        ------------------ ---------------- -----------------

Net losses before extraordinary items                          (6,476,458)      (3,403,355)       (1,657,462)
Extraordinary item - charge for early extinguishment
of debt, net of tax benefit                                      (400,136)               -                 -
                                                        ------------------ ---------------- -----------------

Net loss                                                      (6,876,594)      (3,403,355)       (1,657,462)
                                                        ================== ================ =================


Acquisitions - pro forma results of operations

         In January 2000, the Company completed the acquisitions of TSI and CAD (See Note 3 - Acquisitions, of Notes to the Financial Statements).

         The 1999 pro forma statement of operations (below) combines the Company's audited statement of operations for the year ended December 31, 1999 with the annual historical audited statements of operations for TSI and CAD for the year ended December 31, 1999 as if these acquisitions had occurred on January 1, 1999. The pro forma financial data is not necessarily indicative of the actual operating results that would have occurred or the future operating results that will occur as a consequence of such transactions. Further, due to a reallocation of costs for the current year regarding the identification of direct and indirect cost of sales versus general and administrative expenses, management has made certain estimates and assumptions about the breakdown of total costs for the unaudited 1999 pro forma consolidated results of operations presented below in order to provide reasonable comparisons. The allocation of 1999 pro forma costs between direct costs, indirect costs and general and administrative expenses is based on current year presentation.

                                                     INTERNET CABLE CORPORATION
                                        COMPARATIVE ACTUAL AND PRO FORMA CONDENSED STATEMENTS
                                              OF OPERATIONS For the twelve months ended
                                                     December 31, 1999 and 2000

                                                                                                    Favorable (Unfavorable)
                                                                                    1999                   Variance
                                                                2000             Pro forma        ----------------------------
                                                               Actual           (Unaudited)            $              %
                                                           ---------------- --------------------- ------------- --------------
Sales and services                                             $10,377,608         $7,605,786       $2,771,822         36.4 %

Cost of sales
      Direct costs                                               4,405,001          2,888,823      (1,516,178)         (52.5)
      Indirect costs                                             3,027,393          1,417,370      (1,610,023)        (113.6)
      Depreciation                                                 160,244            103,815         (56,429)         (54.4)
                                                           ---------------- ------------------ ---------------- --------------

      Gross operating margin                                     2,784,970          3,195,778        (410,808)         (12.9)

Operating costs:
      Selling, general and administrative expenses               5,071,869          5,825,964          754,095           12.9
      Depreciation                                                  59,510             41,813         (17,697)         (42.3)
      Bad debt expense                                              73,959             77,923            3,964            5.1
      (Gain) loss on disposal of assets                             61,260            (6,631)         (67,891)      (1,023.8)
      Amortization of intangibles                                1,501,299          1,501,299                -              -
      Impairment of goodwill                                     2,548,207                  -      (2,548,207)        (100.0)
                                                           ---------------- ------------------ ---------------- --------------
                                                                 9,316,104          7,440,368      (1,875,736)         (25.2)
                                                           ---------------- ------------------ ---------------- --------------

Loss from operations                                           (6,531,134)        (4,244,590)      (2,286,544)         (53.9)

      Interest expense                                              98,105            409,967          311,862           76.1
      Settlement of litigation expense                                 -            (225,000)          225,000          100.0
                                                           ---------------- ------------------ ---------------- --------------

Pre-tax loss                                                   (6,629,239)        (4,879,557)      (1,729,682)         (35.9)
Income tax (benefit)                                             (152,781)           594,095          746,876          125.7
                                                           ---------------- ------------------ ---------------- --------------

Net losses before extraordinary items                          (6,476,458)        (5,473,652)      (1,002,806)         (18.3)
Extraordinary item - charge for early extinguishment of          (400,136)                  -        (400,136)        (100.0)
debt
                                                           ---------------- ------------------ ---------------- --------------

Net loss                                                     $ (6,876,594)       $(5,473,652)    $ (1,402,942)         (25.6)
                                                           ================ ================== ================ ==============

EBITDA (1)                                                   $ (1,769,842)        $ (612,635)    $ (1,084,207)        (177.0) %
                                                           ================ ================== ================ ==============

      Contribution margin %  (revenues less direct costs)          57.6  %            62.0  %
      Gross margin %                                               26.8  %            42.0  %


(1)  See discussion and definition below for EBITDA.

Revenue

         Revenue for the year ended December 31, 2000 ("2000") increased by $2,771,822, or 36.4%, to $10,377,608 versus $7,605,786 for the pro forma year ended December 31, 1999 ("Pro Forma 1999"). The significant increase in revenue is the result of strong demand in the industry for cable systems upgrades and certification to enable the deployment of additional value-added services by the multiple system operators (MSOs) like AT&T Broadband, AOL/Time Warner and Rogers Cablesystems. The strong demand in the industry resulted in price and volume increases in 2000, both of which contributed of the Company's increase in revenue. Many of these additional value-added services are interactive services requiring two-way "return path" communications, such as internet connections, pay-per-view digital television, telephony, alarm monitoring and smart home appliance services.

         On a quarter-by-quarter basis, our 2000 revenues were $2,412,570, $2,749,372, $3,259,723 and $1,955,943 for the first, second, third and fourth quarters, respectively. The significant drop off of in the fourth quarter revenue, down 40% from the third quarter, was directly related to the shut down of plant upgrades by AT&T Broadband, our largest customer. Year to date through the third quarter of 2000, AT&T Broadband accounted for 55.7% (approximately $4.7 million) of total revenues for the Company. For the fourth quarter of 2000, AT&T Broadband accounted for 38.5% (approximately $750,000) of total revenue. As of March 2001, the Company entered into a significant short term contract with IBM to support their systems integration work for broadband cable systems being deployed in hundreds of shopping malls throughout the United States.

Cost of sales

         Costs of sales are broken down into three major categories, those being direct, indirect and depreciation costs. Direct costs, made up largely of labor and labor related costs, represent those costs that are directly related to the production of income and, within certain limitations, should be directly variable in its relationship to sales. Indirect costs are generally made up of those semi-variable production related overhead costs such as production supervision wages and benefits, field office administration, field office rents and supplies, and production vehicle leases and operating costs. The depreciation charge included in cost of sales is the portion of the total annual depreciation charge that relates to those fixed assets, which are deployed on projects. Management believes this cost breakdown will facilitate improved cost management, cost containment, and budgeting by providing a clearer relationship to sales.

         Direct costs were $4,405,001 and $2,888,823 for 2000 and Pro Forma 1999, respectively. The majority of the increase is a direct result of the higher sales volume in 2000 versus Pro Forma 1999. However, the Company also experienced higher than expected labor turnover, especially during the first six months of 2000. This higher than expected turnover cost, in addition to upgrading the quality of our technicians and increases in wages associated with the recognition of certain skill sets, led to an overall erosion in our contribution margin (revenues less direct costs) from 62.0% for Pro Forma 1999 to 57.6% for 2000. Certain improvements were made during the last half of 2000 in an attempt to remedy the high turnover rates.

         Indirect costs were $3,027,393 and $1,417,370 for 2000 and Pro Forma 1999, respectively. These expenses increased significantly from 18.6% of Pro Forma 1999 revenues to 29.2% of 2000 revenues. This category of expense includes the less variable type of project expenses such as project supervisors, remote office locations and long-term lease vehicle costs. As the Company began to experience significant revenue increases, with revenues through the nine months ended September 2000 up 55% over the same pro forma nine-month period in 1999, management responded by ramping up our ability to handle current demand and expected growth. We also began upgrading the expertise and skill sets required by this group of workers in order to meet and exceed our customer needs and expectations for high standards and quality of work. As our revenues fell significantly in the fourth quarter as previously mentioned, these costs, more fixed in nature, were not readily or easily reduced. The Company expects to build upon its existing customer base, while at the same time seeking new sources of revenue from emerging broadband markets such as shopping malls and industrial/business complexes to allow the Company to maintain its skilled workforce and avoid the cost of re-hiring and training new workers. The increased indirect costs caused a reduction in the gross margin from 42.0% during Pro Forma 1999 to 26.8% in 2000.

         See "Depreciation" below for a discussion of depreciation expense included in Cost of Sales.

Selling, general and administrative expenses

         Selling, general and administrative expenses, including the expense categories "stock issued for services" and "stock based compensation" ("SG&A"), decreased by 12.9% to $5,071,869 (48.9% of revenues) in 2000 from $5,825,964
(76.6% of revenues) for Pro Forma 1999. This decrease is primarily attributable to a significant decrease in stock based compensation issued by the Company from Pro Forma 1999 to 2000.

Stock issued for services and stock-based compensation

         The cost of stock issued for services was $483,594 and $353,000 for 2000 and Pro Forma 1999, respectively. For 2000, the total expense is comprised of $165,750 for the value of stock issued for consulting services to two former South Carolina employees (related to the relocation of our headquarters from Charleston, SC to West Chester, PA), and $317,844 for the value of stock warrants issued to The Regency Group for consulting services with respect to the private placement of stock and the acquisitions of TSI and CAD. The stock issued was valued at fair market value based on the closing bid price on the day of the grant. The value of the stock warrants was recorded based on an estimate of the fair value of the warrants on the date of issuance using the Black-Scholes Option Valuation Model. The Pro Forma 1999 expense of $353,000 was related solely to the fair value of stock warrants issued to consultants.

Depreciation

         The consolidated fixed assets of the Company amount to $1,706,037, with a net book value of $1,052,697. Over 85% of these assets are held by TSI. The most significant component of TSI's fixed assets is technical testing equipment used by the technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $219,754 and $145,628 for 2000 and Pro Forma 1999, respectively. Of the total 2000 depreciation charge, $160,244 was recorded as a cost of sales and $59,510 was recorded as a general operating expense.

Amortization of intangibles

         Amortization expense was $1,501,299 for both 2000 and for Pro Forma 1999. Goodwill is being amortized over five years using the straight-line method of amortization. In addition to the annual amortization charge, in 2000 the Company recorded a provision for impairment related to the goodwill associated with the acquisition of CAD (See Note 4 - Provision for the impairment of long-lived assets, of Notes to the Financial Statements). The following table presents the allocation of goodwill and intangibles between the two Acquisitions and the related amortization and impairment charges for 2000.



                                                                  January 2000 Acquisitions
                                                  ----------------------------------------------------------
                                                        CAD                 TSI                 Total
                                                  -----------------    ---------------     -----------------
         Goodwill and intangibles                       $3,185,259         $4,321,234            $7,506,493
         2000 amortization                                (637,052)          (864,247)           (1,501,299)
         Provision for impairment                       (2,548,207)                              (2,548,207)
                                                  -----------------    ---------------     -----------------

         Net goodwill and intangibles, December                 $0         $3,456,987            $3,456,987
         31, 2000
                                                  =================    ===============     =================


         Subsequent to recording the provision for impairment for the goodwill of CAD, the Company reclassed the accumulated amortization and impairment provision thereby effectively writing off and removing the total value of the goodwill from the financial statements. The balance sheet in this report and all future reports will reflect gross goodwill of $4,321,234, which relates solely to the TSI acquisition, net of accumulated amortization thereon.


Interest

         The Company incurred net interest expense of $98,105 and $409,967 for 2000 and Pro Forma 1999, respectively. The interest charges for 2000 are largely related to the interest expense associated with capitalized leases at TSI and interest on the Company's line of credit borrowings. The reduction from Pro Forma 1999 levels is due to the retirement of debt at TSI and CAD as part of the acquisition of these companies, and receipt of interest income on a certain past-due trade accounts receivable at CAD.

Net loss before extraordinary items

         The net loss before extraordinary items was $6,476,458 and $5,473,652 for 2000 and Pro Forma 1999, respectively. The net loss increased by $1,002,806 primarily due to the provision for impairment of the goodwill of CAD, as well as reductions in our gross operating margins.

Extraordinary item

         From May through November 1999, the Company sold $650,000 principal amount of 10% two-year promissory notes. Investors in these notes also received warrants entitling the holders to purchase an aggregate of 325,000 shares of Company stock at $3.00 dollars per share. These warrants expire in 2004. The Company valued the warrants at $496,250, which were recorded as a debt discount, to be amortized over the life of the notes. On January 4, 2000, the Company retired these promissory notes and recorded a charge to the first quarter of 2000 for $400,136 for the unamortized discount as an extraordinary item.

Liquidity and capital resources

         Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. During the third quarter of 2000, the Company secured additional funding via a $1 million line of credit with a regional bank in Pennsylvania, providing additional working capital secured by certain qualified accounts receivable. As described below, the line of credit is currently in default, and requires payment in full of approximately $250,000 by July 20, 2001. At December 31, 2000 the Company had cash of $182,552 and current assets of $2,695,875 exceeded current liabilities by $303,526, providing a current ratio of 1.3 to 1.

         The Company's immediate capital requirements primarily relate to funding operating losses, working capital needs (including repayment of the bank line of credit) and capital expenditures. The Company is in need of additional financing to satisfy its immediate working capital requirements. Accordingly, the Company is seeking additional funding. If management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. The Company is also addressing its overhead structure and, as a result, has closed its West Chester corporate headquarters. See Note 1, of the Notes to the Financial Statements concerning doubt as to the Company's ability to continue as a going concern

         There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company or successfully restructure its operations. The Company believes if it is able to obtain at least $1.5 million in financing, it may have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders and/or significant charges to earnings. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

         The Company has applied accounting principles based on the Company continuing as a going concern. There remains substantial doubt about the Company's ability to continue as a going concern and therefore about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or to amounts and classifications of liabilities that may be necessary if the entity is unable to continue as a going concern.

         For 2000, cash flow used in operating activities amounted to $3,106,292. This amount was derived from the loss of $6,876,594, adding back certain non-cash expenditures of $5,157,071, subtracting a net decrease in working capital of $1,386,769. The non-cash expenditures included, among other things, amortization, depreciation, stock-based compensation and bad debt expense. The increase in working capital was due to an increase in business activity. This resulted in, among other things, increases in accounts receivable and inventory.

         Investing activities for 2000 amounted to a net inflow of $791,352. This included the release of $5,652,576 that was being held as deposits on December 31, 1999, pending the completion of the acquisitions of TSI and CAD. These acquisitions were completed in January 2000, resulting in the year-to-date outlay of $4,410,997, net of the cash acquired. The Company also completed certain capital expenditures for fixed assets in the amount of $490,227.

         Financing activities for 2000, which amounted to a net inflow of $965,784, were largely comprised of $1,480,695 from the issuance of common stock and exercise of stock options, $498,000 drawn from our line of credit, less the payoff of $948,648 in notes and bridge loans and $64,263 in payments under capital lease obligations.

         In January 2000, the Company completed an offering of its securities, which commenced during 1999. The Company raised approximately $9,080,000 in gross proceeds through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased in the offering. Of the total raised during this offering, approximately $7,550,000 was raised and recorded as of December 31, 1999. The balance raised was completed and recorded in the first quarter of 2000. The warrants are exercisable over a 5-year term with a strike price of $10.00 per share. Prior to this transaction, the Company completed a Rule 504 Offering in December 1998 and raised approximately $847,000 in gross proceeds through the sale of the Company's common stock at $2.00 per share. From May through November 1999, the Company engaged an outside agent to sell up to $700,000 of 10% two-year promissory notes in anticipation of completing an offering of its securities. These notes were pre-payable out of any public or private financing resulting in gross proceeds of at least $5,000,000, or if the Company merged with another company with at least $5,000,000 in cash. The Company raised a total of $650,000 in gross proceeds before closing the private placement. Investors in the promissory notes also received warrants entitling the holders to purchase an aggregate of 325,000 shares of common stock at $3.00 per share. These warrants have a five-year life. The Company repaid the promissory notes from the proceeds of the private offering completed in January 2000.

         During the third quarter of 2000, the Company successfully closed on a $1,000,000 line of credit from a regional bank in Pennsylvania. The terms include, but are not limited to, a line of credit based on certain qualified accounts receivable and collateralized by certain assets including, but not limited to, all accounts receivable. The interest rate was prime plus 1% but increased on January 31, 2001 by 3% as a result of the default described below. The loan covenants include the maintenance of a current ratio of 1.1 to 1.0, and a leverage ratio of 3.0 to 1.0. The Company was in compliance with all loan covenants as of December 31, 2000. As of December 31, 2000 the Company had drawn $498,000 against this line of credit, leaving an unused available balance of $502,000. The loan agreement also required the issuance of 32,990 warrants at market price which vested immediately at a strike price of $6.0625 per share and must be exercised on or before August 14, 2005. Using the Black-Scholes option pricing model, we calculated an estimated value of $159,605 to these warrants. This amount has been recorded as deferred financing costs in the balance sheet and is being amortized over the one-year life of the loan agreement. As such, $59,852 was amortized as additional interest expense in the period ended December 31, 2000. The remaining $99,753 will be amortized from January through August of 2001.

         As of January 31, 2001 and for all monthly periods after that date through the date of this filing, the Company is in technical default of the loan covenants and/or collateral requirements as stipulated in the loan and security agreement and related documents associated with its bank line of credit, including requiring immediate repayment. As such, the bank has notified the Company of its default. As of July 6, 2001 the bank entered into a forbearance agreement pursuant to which the bank agrees to forbear until July 20, 2001 from taking action in connection with certain events of default that exist under the loan and security agreement executed by the Company and the bank. In consideration for the forbearance the Company made a payment of $250,000 to the bank for amounts owing under the line of credit, and agreed to pay the balance of approximately $250,000 by July 20, 2001.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in 2001. Management has determined that SFAS 133 will not have any material impact on the Company's financial statements.

         On April 3, 2000 the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.

         On June 26, 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company has adopted SAB 101 where applicable. There was no material impact from the adoption of SAB 101.

ITEM  7.  FINANCIAL STATEMENTS

         The financial statements appear in a separate section of this Form 10-KSB immediately following Item 13.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The names, ages and terms of office of directors and executive officers of the Company as of June 2001 are set forth in the following table:


       Name                              Age        All positions with the Company
       ----                              ---        ------------------------------
       Joseph M. Melanson                 44        Chairman and CEO
       Blaine Burnie                      47        Director
       J. Robert Jones                    47        Director
       Timothy R. Karnes                  43        Director
       Robert A. Modansky                 46        Director
       Andrew Schecter                    40        Director

         BLAINE BURNIE, age 47, became a director of the Company in May, 2001 and brings to the Company an extensive corporate background in Senior Management and Customer Service. His history of successes includes start up ventures from 1996 to 1997, to being an essential part of senior management for large corporations from 1990 to 1996. Past accomplishments include the creation of "One Stop Shopping" program for a large waste company, resulting in increased revenues of over twenty million dollars across North America. Mr. Burnie is the President of Cable Systems Technical Services, Inc., a subsidiary of the Company; and has been an integral part of the success and instrumental in the growth of the Company's US and Canadian business since joining the Company in 1997. His strong business relationships with contacts in the broadband industry have been key to the success and profitability of the Company. Mr. Burnie has developed a strong management team and technical staff to meet the needs of our customers.

         J. ROBERT JONES, age 47, has been employed by the Company since 1997. He served as the Company's Chief Technical Officer from 1997 to 1999, and as a director from 1998 to January 2000. He became a director again in May 2001. Mr. Jones brings experience in the areas of sales and marketing, company startup, and Zenith certification to the Company as well as technical and cable-modem experience. As Vice President of Marketing/Technology at King Communications, Mr. Jones pioneered the first generation of cable modems to King, North Carolina. Mr. Jones has eighteen years experience in negotiating multi-million dollar sales contracts for numerous companies such as Pan American, Continental and TransWorld Airlines. Mr. Jones has founded two successful companies, one of which, Micro Tech, implemented Internet service for many of the Caribbean Islands.

         TIMOTHY R. KARNES, age 43, is the founder of ICC and served as the Chairman of the Board and the Company's President from 1997 until 2000. Since January 2000, he has held the title of President of Internet Services. In 1994, Mr. Karnes co-founded Sims Internet, a pioneer in the Internet service provider industry. Mr. Karnes is certified by Zenith Electronics corporation in cable modem technologies. Prior to 1994 Mr. Karnes founded and was President of Palmetto Research Opportunities, Inc., an employment research firm. In 1988 Mr. Karnes was the founder and publisher of Auction Guide Magazine. In 1991, Mr. Karnes founded a nonprofit organization, Operation Desert News, Inc.

         JOSEPH M. MELANSON, age 44, joined the Company as President in January, 2000, and served on the Board from that time until February, 2001. He rejoined the Board in May 2001. In 1995, he founded Cable Systems Technical Services Inc., a subsidiary of the Company, and served as its CEO, president and Chairman. Under his management, Cable Systems Technical Services grew to be one of the largest and most respected technical engineering services company in North America with an annual sales volume of $10 million and offices in Toronto, Kitchener and London in Canada and Richmond, Virginia, Chicago, Illinois and Jacksonville, Florida. He served as a director and officer of the Company from January 2000 until February 2001, when Cable Systems Technical Services was acquired by the Company. He became chairman of the board and CEO on May 25, 2001. (See Note 19, of the Notes to the Financial Statements for explanations regarding his departure from the Company's management). He has been active in the broadband communications business since 1979 in the capacity of senior management, officer, director and stockholder in both private and public companies. He is a sustaining member of the SCTE, the Society of Telecommunications Engineers, and has been a guest speaker at numerous industry conventions and events, a published writer of articles, technical white papers, and business plans for Fortune 1000 companies and industry publications.

         ROBERT A. MODANSKY, age 46, became a director of the Company in May, 2001. He began his professional career in 1976 with Arthur Andersen, SC in Washington, D.C. and New York, specializing in the "Emerging Business Group." After leaving Arthur Andersen in 1979, Mr. Modansky spent the following eight years as the Chief Financial Officer of a $100 million wholesale distribution company. Since 1991, Mr. Modansky has been with the firm of Strauss & Comas, PC, and was made a partner at that firm in 1994. Mr. Modansky has actively developed the firm's insolvency practice and has been involved in cases representing debtor's, creditor's committees and trustees in bankruptcy. Mr. Modansky is actively involved with his firm's public client strategic and tax planning and filing compliance. Mr. Modansky is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

         ANDREW SCHECTER, age 40, became a director of the Company in May, 2001. Since October 2000, Mr. Schecter has been engaged in a private consulting practice focusing on the management and operations of companies in the Internet, e-business, broadband and telecommunications industries. He is a specialist in creation of infrastructure, operations systems, corporate culture and information technology facilitation, particularly in turnaround situations. From April 1996 to October 2000, he was employed by JMJ Connections, Ltd. of Clifton, New Jersey, a computer network integration and Internet services company, as Vice President/Chief Operating Officer, providing network, software, Internet and e-commerce solutions to small/mid-sized corporations.

         Each director is elected by holders of a majority of the Common Stock to serve for a term of one year and until his successor is elected and qualified, which is generally at the annual meeting of stockholders. However, the current directors were elected at a special meeting of the board held on May 24, 2001. There are no family relationships between any of the above-named officers or directors.

Committees and Meetings of the Board

         The Board of Directors has established an Audit Committee and a Compensation Committee. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent auditors to serve the Company, reviewing the independent auditors reports, services and results of audit, and reviewing the scope, results and adequacy of the Company's internal control procedures. The Audit committee, which adopted its charter on June 7, 2000, consists of Directors who are not officers of the Company or any affiliates thereof. Andrew Schecter and Robert A. Modansky are members of the Audit Committee.

         The Compensation Committee is responsible for periodically reviewing and evaluating officers' compensation and administering the Company's Stock Options Plan(s). Robert A. Modansky and Andrew Schecter are members of the Compensation Committee.

         The Company will pay a stipend of $500 per meeting of the Board, or any committee thereof, for outside directors and reimburse directors and committee members for all ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee thereof. In addition, the Company will issue to all committee members an option to purchase 25,000 shares of the Company's common stock exercisable at a price equal to the fair market value of the stock as of the date such directors are appointed to serve on such committees.

         During the year ended December 31, 2000, the Company's Board of Directors met nine (9) times.

         During the year ended December 31, 2000, the Company's Audit Committee met four (4) times.

         During the year ended December 31, 2000, the Company's Compensation Committee met one (1) time.

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

         The following table sets forth the name of each director, officer and holder of more than ten percent of the Company's common stock and for each such person, the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form 3, 4 or 5 which were required to be filed after the effective date of the Company's annual report.


                                       Form 3            Form 4          Form 5
                                       ------            ------          ------
     Joseph Melanson                     1                 1                1
     Michael Mullholland                                                    1
     Robert Bronner                                                         1
     William Walsh                                                          1
     Blaine Burnie                       1
     Timothy K. Karnes                   1
     Robert R. Jones                     1
     Andrew Schecter                     1
     Robert A. Modansky                  1



ITEM  10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to the Company's Chief Executive Officer and the next four highest paid executives whose annual salaries exceeded $100,000 (the "Named Executive Officers") during each of the three calendar years ended December 31, 2000, 1999, and 1998.

                                               Annual Compensation                        Awards
                              ------------------------------------------------------ ---------------
                                                                        Other
                                                                        Annual             Stock
                                Year        Salary        Bonus    Compensation (4)       Options
                              ---------- -------------- ---------- ----------------- ---------------
Michael F.                    2000         $300,000(5)         $0           $16,520         750,000
Mulholland, CEO (1) (3)       1999          100,000(10)         0                 0       1,500,000
                              1998                   0          0                 0               0


Joseph Melanson,              2000             251,162          0                 0          50,000
President (2)                 1999           68,700(9)          0                 0       1,200,000
                              1998                 ---          0                 0               0

Robert Bronner ,              2000          200,000(6)          0            14,469         350,000
COO(1) (3)                    1999                   0          0                 0         400,000
                              1998                   0          0                 0               0

Craig Lerman,                 2000             200,000     37,850             8,789               0
Wireless Division             1999           41,235(8)          0                           200,000
President(3)                  1998                   0

William F. Walsh,             2000          185,000(7)          0            13,790         350,000
CFO (1) (3)                   1999                   0          0                 0         300,000
                              1998                   0          0                 0               0



(1)  Michael Mulholland served as CEO until May 24, 2001.

(2) The salary of Joe Melanson was paid in Canadian dollars. It has been converted to US dollars using an average exchange rate of 0.67398 US dollars to one Canadian dollar.

(3) Mr. Mulholland served from August 31, 1999 until May 24, 2001. Mr. Bronner served from November 1, 1999 until May 24, 2001, Mr Lerman served from November 1, 1999 until April 2, 2001 and Mr. Walsh served from November 1, 1999 until May 24, 2001.

(4)  Other Annual Compensation includes automobile allowance and other benefits.

(5)  Of Michael Mulholland's salary, a payment of $179,307 has been deferred.

(6)  Of Robert Bronner's salary, a payment of $30,769 has been deferred.

(7)  Of William Walsh's salary, a payment of $28,462 has been deferred.

(8)  Craig Lerman earned compensation in 1999 as CEO of CAD.

(9)  Joseph Melanson earned compensation in 1999 as CEO of TSI.

(10) Michael F. Mulholland earned compensation in 1999 as a consultant for the Company.


Option grants to Named Executive Officers during last fiscal year

                        Option Grants in Last Fiscal Year


                                                    % of Total
                                   Number of      Options Granted
                                  Securities        To Employees
                                  Underlying       In Fiscal Year    Exercise or Base   Expiration
Name                                Options            2000            Price ($/Sh)       Date
----                              -----------     ----------------   ----------------   ----------
Michael F. Mulholland               750,000            27.6 %            $ 1.125         12/04/05
Joseph M. Melanson                   50,000             1.8 %              1.125         12/04/05
Robert F. Bronner                   350,000            12.9 %              1.125         12/04/05
William F. Walsh                    350,000            12.9 %              1.125         12/04/05
Craig Lerman                              0              -                  -                  -



        Options Exercised in Last Fiscal Year and Year End Option Values

                                                                                                    Value of
                                                            Number of Securities                 Unexercised
                              Shares                                  Underlying                In-the-money
                            Acquired     Value                       Unexercised           Options at FY-End
                         on Exercise    Realized           Options at FY-End (#)                         (#)
Name                             (#)       ($)         Exercisable/Unexercisable   Exercisable/Unexercisable
----                     -----------    --------       -------------------------   -------------------------
Michael F. Mulholland         10,000        $   (1)            927,500/1,312,500                         0/0
Joseph Melanson               12,357            (1)              639,920/637,500                         0/0
Robert Bronner                 5,000            (1)              287,500/462,500                         0/0
Craig Lerman                       -             -                50,000/150,000                         0/0
William F. Walsh               5,000            (1)              237,500/412,500                         0/0


(1) Value realized is $0 for all options as the exercise price exceeded the fair market value at the fiscal year end.

Compensation Plans

         On August 10, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"), which provides that certain options granted thereunder are intended to qualify as "incentive stock options" under the Internal Revenue Code. Nonqualified options may also be granted under the Plan. The Plan, as amended on January 12, 2000, authorized the issuance of qualifying options to purchase up to 10,000,000 shares of common stock. The option price per share will be determined at the time of grant, but will not be less than 85% of the fair market value of the common stock on such date or, in the case of a 10% stockholder, not less than 110% of the fair market value of the stock on the grant date.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 13, 2001, the names and beneficial owners of the Company's common stock beneficially owned, directly or indirectly, by (i) each person who is a director or executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all holders of 5% or more of the outstanding shares of common stock of the Company.

                     Names and address of beneficial         Number of Shares           Percentage of
                     owners (1)                            Beneficially Owned (2)     Outstanding Shares
----------------------------------------------------       ---------------------      ------------------
Officers and directors
                 Joseph Melanson                           652,277                    6.2%
                 Timothy R. Karnes                         1,588,600  (3)             15.1%
                 J. Robert Jones                           994,822  (4)               9.5%
                 Blaine Burnie                             0                          *
                 Robert A. Modansky                        0                          *
                 Andrew Schecter                           0                          *
                 All officers and directors as a group     3,235,699                  30.8%

Other holders of 5% or more:
                 Craig Lerman                              500,000 (6)                4.8%
                 222 Wanaque Ave.
                 Pompton Lakes, NJ 07442
                 Mark Gould                                915,400  (7)               8.7%
                 639 Cleveland Avenue
                 Clearwater, FL  33755
                 Regency Holding                           939,410  (8)               9.0%
                 99 Wall Street
                 New York, NY  10005

--------------
         * Indicates that holdings are less than 1% of outstanding shares.

         (1) Except as set forth above, the address of each individual is c/of the Company, 195 Rivera Drive, #2, Markham, Ontario Canada.

         (2) Based upon information furnished to the Company by either the directors and executive officers or obtained from the stock transfer books of the Company. The Company is informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of July 13, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

         (3) Includes 250,000 shares of common stock issuable underlying warrants/options that are currently exercisable or exercisable within the next 60 days.

         (4) Includes 150,000 shares of common stock issuable underlying warrants/options that are currently exercisable or exercisable within the next 60 days.

         (6) Includes 500,000 shares of common stock underlying options that are currently exercisable or exercisable within the next 60 days.

         (7) Includes 38,000 shares of common stock underlying warrants that are currently exercisable or exercisable within the next 60 days.

         (8) Represents 842,000 shares of common stock underlying warrants that are currently exercisable or exercisable within the next 60 days.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 2000, the then acting Chairman of the Board and Chief Executive Officer, Michael Mulholland, loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter, the Company repaid $40,000 of the loan. No further payments were made during 2000. As of December 31, 2000, the principal and accrued interest on the loan was $36,077 and $2,611, respectively.

         At December 31, 1999, there were notes payable to stockholders of the Company of $130,000, which bore interest at 10% per annum. Hovey Aiken, a shareholder, loaned $70,000 of the $130,000. In January 2000, the Company repaid Mr. Aiken $70,000 together with accrued interest. Of the $130,000, $60,000 was owed to Tim Karnes, then an officer, director and shareholder of the Company. The terms of the loan include 10% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. He advanced $50,000 in November and a further $10,000 in December of 1999. Of this loan, $50,000 is still outstanding. During the year ended June 30, 1998, the Company received advances of $94,000 from a former director and stockholder, bearing interest at 7% a year, which was repaid during the year ended June 30, 1999.

         See "Item 1. Business-Recent Developments" for a discussion of an agreement entered into in May 2001 pursuant to which, among other things, the incumbent board and management resigned and were replaced by a new board and management.

ITEM  13.  EXHIBITS


2.1 Share Purchase Agreement dated July 8, 1999, by and between 1291973 Ontario Limited, Eugene Harbin, Joseph Melanson, Ontario Cable and Contracting Incorporated, Rupel Holdings Inc., RYVON Future Inc., Vonda Thompson and Internet Cable Corporation***

2.2 Agreement and Plan of Merger dated October 8, 1999, by and between Internet Cable Corporation, ICC Acquisition Corp., CAD Consultants, Inc. and Craig Lerman***

3.1      Articles of Incorporation, as amended. ******

10.1     Internet Cable Corporation 1999 Incentive Stock Option Plan

10.2 Memorandum of Understanding dated May 24, 2001 by and between Internet Cable Corporation and Hovey Aiken III*****

16.1     Letter re: change in certifying accountant**

17.1 Letter from Joseph Melanson regarding resignation as director of the Company, and the Company's response*

99.1 Unaudited Consolidated Pro Forma Financial Statements of Internet Cable Corporation, Cable Systems Technical Services Inc. and CAD Consultants Inc. for the year ended December 31, 1999 ****

99.2 Second Forbearance Agreement, dated as of July 6, 2001, by and among the Company, TSI Delaware, Cable Systems Corporation, TSi, NA, CAD Consultants, Inc., and Progress Bank.




*        Incorporated by reference to the Company's Form 8K, filed on February
         20, 2001
** Incorporated by reference to the Company's Form 8K, as filed on May 1, 2000 and as amended on May 9, 2000
*** Incorporated by reference to the Company's Form 8K, as amended, filed on January 19, 2000
**** Incorporated by reference to the Company's Form 8K, as amended, filed on March 17, 2000
***** Incorporated by reference to the Company's Form 8K, as amended, filed on May 31, 2001
****** Incorporated by reference to the Company's Form 10-12G, filed on May 10, 1999

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation

/s/ Joseph M. Melanson                               Date signed: July 17, 2001
--------------------------
Joseph M. Melanson
Chairman and Chief Executive Officer

/s/ Jill Macdonald
--------------------------                           Date signed:  July 17, 2001
Jill Macdonald, Corporate Controller (Principal Financial Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Melanson                               Date signed: July 17, 2001
--------------------------
Joseph M. Melanson
Director

/s/ Timothy R. Karnes                                Date signed: July 17, 2001
--------------------------
Timothy R. Karnes
Director

/s/ J. Robert Jones                                  Date signed:  July 17, 2001
--------------------------
J. Robert Jones
Director

                                                     Date signed:  July __, 2001
--------------------------
Robert A. Modansky
Director

                                                     Date signed:  July __, 2001
--------------------------
Blaine Burnie
Director

/s/ Andrew Schecter                                  Date signed:  July 17, 2001
--------------------------
Andrew Schecter
Director

                          INDEX TO FINANCIAL STATEMENTS

Report by the Independent Accountants of PricewaterhouseCoopers LLP                     1

Independent Auditors' Report of Friedman Alpren & Green LLP                             2

Financial Statements

         Balance Sheet as of December 31, 2000                                          3

         Statements of Operations
                  Years Ended December 31, 2001 and June 30, 1999, and the Six          4
                  Months Ended December 31, 1999

         Statements of Cash Flows
                  Years Ended December 31, 2001 and June 30, 1999, and the Six          5
                  Months Ended December 31, 1999

         Statement of Changes in Stockholders' Equity (Deficit)                         6
                  Years Ended December 31, 2001 and June 30, 1999, and the Six
                  Months Ended December 31, 1999

Notes to Financial Statements                                                           7



                        Report of Independent Accountants


To The Board of Directors and
Shareholders of
Internet Cable Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Internet Cable Corporation and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, including the termination in revenues under several contracts with its largest customer, is in technical default under the terms of its line of credit and is subject to certain litigation. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ PricewaterhouseCoopers LLP
------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 16, 2001, except for Note 7, as to which the date is July 6, 2001

FRIEDMAN ALPREN & GREEN LLP                               1700 BROADWAY
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS              NEW YORK, NY 10019
                                                          212-582-1600
                                                          FAX 212-265-4761


                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   INTERNET CABLE CORPORATION


         We have audited the accompanying statements of operations, changes in stockholders' equity (deficiency) and cash flows of INTERNET CABLE CORPORATION for the six months ended December 31, 1999 and the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity (deficiency) and cash flows of INTERNET CABLE CORPORATION for the six months ended December 31, 1999 and the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America.



/s/  Friedman Alpren & Green LLP
--------------------------------
Friedman Alpren & Green LLP


New York, New York
March 21, 2000

                           INTERNET CABLE CORPORATION
                                  BALANCE SHEET

                                                                                                       December 31,
                                                                                                           2000
                                                                                                     ---------------
                                            ASSETS
Current assets
     Cash                                                                                                   $182,552
     Accounts receivable, net of allowance for doubtful accounts of $224,158                               1,682,791
     Unbilled receivables                                                                                    412,892
     Inventories                                                                                             208,199
     Prepaid expenses and other current assets                                                               209,441
                                                                                                     ---------------
     Total current assets                                                                                  2,695,875

Property and equipment - at cost, less accumulated depreciation of $653,340                                1,052,697

Goodwill and other intangibles, net of accumulated amortization of $864,247                                3,456,987

Other assets                                                                                                  18,106
                                                                                                     ---------------
                                                                                                          $7,223,665
                                                                                                     ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable, stockholders                                                                            $ 86,077
     Accounts payable and accrued expenses                                                                 1,195,691
     Accrued Salaries and Wages                                                                              551,801
     Current portion of capital leases                                                                        60,780
     Short term financing                                                                                    498,000
                                                                                                     ---------------
     Total current liabilities                                                                             2,392,349

Long-term liabilities
     Long-term capital leases                                                                                 43,370
                                                                                                     ---------------

     Total liabilities                                                                                     2,435,719
                                                                                                     ---------------

Commitments and contingencies

Stockholders' equity
     Preferred Stock, $0.001 par value, 5,000,000 shares authorized and no shares issued or                        -
     outstanding
     Common stock, $0.001 par value, 50,000,000 shares authorized,
     10,493,984 shares issued and outstanding                                                                 10,494
     Additional paid-in capital                                                                           18,846,277
     Cumulative translation adjustments                                                                        3,273
     Accumulated deficit                                                                                (14,072,098)
                                                                                                     ---------------
     Total stockholders' equity                                                                            4,787,946
                                                                                                     ---------------
                                                                                                          $7,223,665
                                                                                                     ===============


   The accompanying notes are an integral part of these financial statements

                           INTERNET CABLE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                        Six Months
                                                                     Year Ended           Ended
                                                                    December 31,       December 31,        Year Ended
                                                                        2000               1999          June 30, 1999
                                                                 ------------------- ----------------- -------------------
Sales and services                                                  $10,377,608           $14,888             $24,016
Cost of sales
     Direct costs                                                     4,405,001            37,983              54,073
     Indirect costs                                                   3,027,393                 -                   -
     Depreciation                                                       160,244                 -                   -
                                                                 ------------------- ----------------- -------------------

     Gross operating margin                                           2,784,970           (23,095)            (30,057)
Operating costs:
     Selling, general and administrative expenses                     5,071,869         3,245,333           1,373,017
     Depreciation                                                        59,510             7,840              13,108
     Bad debt expense                                                    73,959                 -                   -
     Loss on disposal of fixed assets                                    61,260                 -                   -
     Amortization of intangibles                                      1,501,299                 -                   -
     Provision for impairment of goodwill                             2,548,207                 -                   -
                                                                 ------------------- ----------------- -------------------
                                                                      9,316,104         3,253,173           1,386,125
                                                                 ------------------- ----------------- -------------------

Loss from operations                                                 (6,531,134)       (3,276,268)         (1,416,182)
     Interest expense                                                    98,105           127,087              16,280
     Settlement of litigation                                                 -                 -            (225,000)
                                                                 ------------------- ----------------- -------------------

Pre-tax loss                                                         (6,629,239)       (3,403,355)         (1,657,462)
Income tax benefit                                                      152,781                 -                   -
                                                                 ------------------- ----------------- -------------------

Net losses before extraordinary items                                (6,476,458)       (3,403,355)         (1,657,462)
Extraordinary item - charge for early extinguishment of debt           (400,136)                -                   -
                                                                 ------------------- ----------------- -------------------

Net loss                                                            $(6,876,594)      $(3,403,355)        $(1,657,462)
                                                                 =================== ================= ===================

Weighted average common shares outstanding                           10,181,125         7,901,906           7,318,665
                                                                 =================== ================= ===================

Basic and diluted loss before extraordinary item                         $(0.64)           $(0.43)             $(0.23)
Basic and diluted extraordinary loss from extinguishment of
debt                                                                     $(0.04)             $0.00               $0.00
Basic and diluted net loss per share                                     $(0.68)           $(0.43)             $(0.23)
                                                                 =================== ================= ===================


    The accompanying notes are an integral part of these financial statements

                           INTERNET CABLE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                         Six Months
                                                                     Year Ended             Ended           Year Ended
                                                                    December 31,        December 31,         June 30,
                                                                        2000                1999               1999
                                                                 -------------------- ------------------ -----------------
Net loss                                                             ($6,876,594)       $(3,403,355)      $(1,657,462)
Adjustments to reconcile net loss to cash used in operating
activities:
       Depreciation                                                      219,754              7,840            13,108
       Amortization of goodwill and other intangibles                  1,501,299
       Amortization of discount on notes payable                          59,605             96,114
       Write off of goodwill                                           2,548,201
       Bad debt expense                                                   73,959
       Stock-based compensation and stock issued for services            477,712          2,920,335           827,963
       Loss on disposal of fixed assets                                   61,260
       Early extinguished of debt                                        400,136
       Franchise rights adjustment                                                                             95,833
       Deferred taxes                                                   (184,855)

Changes in working capital:
       Accounts receivable                                              (415,934)             4,774            (7,159)
       Unbilled receivables                                              115,163
       Inventory                                                          47,375            (29,200)
       Other current assets                                              (11,074)            25,000           (25,000)
       Accounts payable and accrued expenses                            (702,470)            30,887          (129,593)
       Income taxes payable                                             (419,829)
                                                                 -------------------- ------------------ -----------------
Net cash used by operating activities                                 (3,106,292)          (347,605)         (882,310)
                                                                 -------------------- ------------------ -----------------

Cash flows from investing activities
       Notes receivable                                                   40,000            (15,000)          (25,000)
       Deposits on acquisitions                                        5,652,576         (5,652,576)
       Acquisitions of property and equipment                           (490,227)                             (26,358)
       Business acquisitions, net of cash acquired                    (4,410,997)
                                                                 -------------------- ------------------ -----------------
       Net cash used in investing activities                             791,352         (5,667,576)          (51,358)
                                                                 -------------------- ------------------ -----------------

Cash flows from financing activities
       Proceeds from line of credit                                      498,000
       Notes and loans payable stockholder, net                         (298,648)            70,441           (43,338)
       Notes payable, net                                               (650,000)           450,000           200,000
       Proceeds from issuance of common stock                          1,530,000          7,350,000           847,124
       Stock offering costs                                             (153,000)          (375,000)          (20,000)
       Options exercised                                                 103,695
       Capital lease payments                                            (64,263)
                                                                 -------------------- ------------------ -----------------
       Net cash provided by financing activities                         965,784          7,495,441           983,786
Net increase (decrease) in cash                                       (1,349,156)         1,480,260            50,118
Cash, beginning of period                                              1,531,708             51,448             1,330
                                                                 -------------------- ------------------ -----------------
Cash, end of period                                                     $182,552         $1,531,708           $51,448
                                                                 ==================== ================== =================


   The accompanying notes are an integral part of these financial statements.

                           INTERNET CABLE CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND YEARS ENDED JUNE 30, 1999 AND
                               DECEMBER 31, 2000

                                                                                                          Other        Total
                                        Common Stock           Add'l         Stock          Accum-       Compre-    Stockholders
                                   ------------ ----------    Paid-In    Subscription       ulated       hensive       Equity
                                     Shares      Amount       Capital     Receivable       Deficit        Income      (Deficiency)
                                   ------------ ---------- ------------- -------------- --------------- ---------- ---------------
Balance, June 30, 1998               6,964,424    $ 6,964    $ 1,828,920    $        0    $(2,134,687)                 $(298,803)
Issuance of common stock
     Services                          259,000        259        374,241                                                  374,500
     Private placement                 386,437        387        772,488                                                  772,875
     Cost of private placement                                  (20,000)                                                 (20,000)
     Cash                               33,000         33         74,217                                                   74,250
     Litigation                         45,000         45        224,955                                                  225,000
     Interest                           21,000         21         10,479                                                   10,500
Cancellation of stock                  (5,000)        (5)        (1,245)                                                  (1,250)
Stock-based compensation                                         219,213                                                  219,213
Issuance of common stock
warrants in connection with
notes payable                                                    158,000                                                  158,000
Net loss                                                                                   (1,657,462)                (1,657,462)
                                  ------------- ---------- ------------- --------------- -------------- ---------- ---------------

Balance, June 30, 1999               7,703,861      7,704      3,641,268                   (3,792,149)                  (143,177)
Issuance of common stock
     Private placement               1,510,000      1,510      7,548,490                                                7,550,000
     Services                           56,450         56        282,194                                                  282,250
     Discounts on notes                                          338,250                                                  338,250
     Cost of private placement                                 (755,000)                                                (755,000)
     Stock subscription                                                       (200,000)                                 (200,000)
     Stock-based compensation                                  2,638,085                                                2,638,085
Net loss                                                                                   (3,403,355)                (3,403,355)
                                  ------------- ---------- ------------- --------------- -------------- ---------- ---------------

Balance, December 31, 1999           9,270,311      9,270     13,693,287      (200,000)    (7,195,504)                  6,307,053
Issuance of common stock
     Private placement                 306,000        306      1,529,694                                                1,530,000
     Cost of private placement                                 (153,000)                                                (153,000)
     Stock subscription                                        (200,000)       200,000                                         -
     Stock-based compensation           41,575         42        253,402                                                  253,444
     Stock options exercised           328,098        328        103,367                                                  103,695
     Acquisition of CAD
     Consultants                       450,000        450      2,249,550                                                2,250,000
     Acquisition of TSI Delaware       120,000        120        599,880                                                  600,000
Retired shares                        (22,000)       (22)       (93,478)                                                 (93,500)
Issuance of stock warrants and
options for:
Consulting services                                              317,844                                                  317,844
Line of credit                                                   159,605                                                  159,605
Acquisition of TSI                                               386,126                                                  386,126
Cumulative translation                                                                                      3,273           3,273
adjustments
Net loss                                                                                   (6,876,594)                (6,876,594)
                                                                                                                   ---------------
Comprehensive loss                                                                                                    (6,873,321)
                                  ------------- ---------- ------------- --------------- -------------- ---------- ---------------

Balance, December 31, 2000          10,493,984   $ 10,494   $ 18,846,277              0  $(14,072,098)    $ 3,273     $ 4,787,946
                                  ============= ========== ============= =============== ============== ========== ===============


   The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Note 1 - Summary of business, significant accounting policies, and basis of presentation

Business activity

         Internet Cable Corporation, together with its subsidiaries Cable Systems Technical Services Inc. (a corporation organized under the laws of Ontario, Canada), Cable Systems Technical Services Inc. (a corporation organized under the laws of Delaware), CAD Consultants, Inc. (a corporation organized under the laws of New Jersey) and Internet Cable Corporation NA (a corporation organized under the laws of Pennsylvania), referred to collectively as the "Company" or "ICC", was organized under the laws of Nevada on February 15, 1995. Originally founded as a cosmetics and perfume company, and later transformed into a high-speed internet access business, the Company has now squarely focused its activities on broadband infrastructure engineering and support services for major cable operators and other broadband suppliers and users. The Company has quickly become one of the leading providers of broadband infrastructure engineering solutions in North America. The Company provides broadband technology solutions, cable infrastructure services, training, software products, and until closure of CAD (see Note 4 - Provision for impairment of long-lived assets, of Notes to the Financial Statements), the Company provided wireless broadband solutions, and business-to-business wireless network solutions. The Company is focused on becoming a leading outsourcing resource for broadband cable plant upgrades, node certification, maintenance, expansion and training and intends to re-enter the wireless broadband market. Cable operators across the country are focused on delivering new broadband revenue sources, and ICC is uniquely qualified to help them establish and maintain the high-quality, telephony-grade, return-path service levels required in the delivery of emerging broadband services. In addition to being ISO 9002 certified, the Company, through its subsidiary TSI, has highly skilled, experienced staff and a proven seven-year record of success in implementing broadband infrastructure and network solutions.

Change in Fiscal year

In early 2000, the Board elected to change its fiscal year from June 30 to December 31. This change was made to accurately reflect North American fiscal activity.

Going concern

         The Company has incurred significant losses from operations since inception. The operating environment confronting the company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

     o The Company has experienced substantial downward pressures on its revenue during the fourth quarter of 2000, which has continued into 2001. This contributed to significant operational losses in these periods.
     o The Company is in default of its debt covenants and it must immediately obtain funding and a new banking relationship. Securing financing in light of the Company's financial position will likely prove challenging, and include onerous terms and (in the case of equity financing) carry with it substantial dilution for shareholders.
     o The Company is subject to litigation which could have a material impact on the financial position of the Company (see Note 8).

     o The above events have contributed to increased concerns amongst investors, key customers, prospects, and employees about the Company's viability going forward. As a result, on May 24, 2001, there was a change in the Board and management of the Company. See Note 18 - Subsequent Events, of Notes to the Financial Statements - for details on this reorganization.

         Accordingly, the Company is seeking additional funding in the near term but if management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. The Company is also addressing its overhead structure and, as a result, has closed its West Chester corporate headquarters. The Company has applied accounting principles based on the Company continuing as a going concern. There remains substantial doubt about the Company's ability to continue as a going concern and therefore about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or to amounts and classifications of liabilities that may be necessary if the entity is unable to continue as a going concern.

         There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company or successfully restructure its operations. The Company believes if it is able to obtain at least $1.5 million in financing, it may have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders and/or significant charges to earnings. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Principles of consolidation and basis of presentation

         The consolidated financial statements presented herein have been prepared by the Company in accordance with generally accepted accounting principles and include the operations of its wholly owned subsidiaries Cable Systems Technical Services, Inc. (the Canadian corporation) and Cable Systems Technical Services, Inc. (the Delaware corporation), collectively referred to as "TSI", Internet Cable Corporation NA, and CAD Consultants, Inc. ("CAD"). All significant intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

         Recorded amounts for cash, accounts receivable, unbilled receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Inventory

         Inventory, consisting primarily of goods held for resale, are valued at the lower of cost or market. Cost is calculated using the average cost method for quantities on hand.

Property and equipment

         Property and equipment are recorded at cost and are depreciated using the straight-line method of depreciation over the estimated useful lives of the related assets. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of their lease term or the estimated useful life. Maintenance and repairs are expensed as incurred. The Company depreciates technical field equipment over 5 to 7 years; furniture and fixtures over 5 years; computer hardware and software over 3 to 5 years; and vehicles over 5 to 7 years. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Capitalized leases

         Capital leases, those leases that transfer substantially all benefits and risks of ownership, are accounted for as acquisitions of assets and as an incurrence of obligations. Capital lease amortization is included in depreciation expense, with the depreciation period equal to the estimated useful life of the underlying assets. Interest on the related obligation is recognized over the lease term at a constant periodic rate. The assets underlying most capital leases of the Company relate to testing equipment used in the services provided to cable plant operators.

Goodwill and other intangible assets

         The goodwill is associated with the excess of the acquisition cost over the fair value of the net assets acquired through acquisitions. Goodwill and other intangible assets are amortized on a straight-line basis over five years.

Long-lived assets

         Statement of Financial Accounting Standards ("SFAS") No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset are less than its carrying value. Measurement of the impairment loss is based on the estimated fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

Foreign currency translation

         The balance sheet accounts of the Company's foreign currency based financials are translated into U.S. dollars using exchange rates in effect at the balance sheet date. The revenue and expense accounts are translated using average exchange rates for the year. Transactional gains and losses that arise from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The related translation adjustments are accumulated in stockholders' equity and comprehensive income.

Revenue recognition

         For its TSI subsidiary, the Company has adopted the policy of recognizing revenue using either a unit of measure (based on feet or other units) or contractually permitted hourly fees, which represent earned revenue. For its CAD subsidiary, the Company has adopted the policy of recognizing revenue upon the completion of a project, or if unrelated to a project then upon the delivery of a service or the shipment of any products sold.

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ. In the opinion of management, the financial information in this report reflects all adjustments of a normal recurring nature necessary to present fairly the results for the period reported.

Income Taxes

         The Company, which accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", calculates deferred tax assets and liabilities using the asset and liability method. Deferred income taxes arise from net operating loss carry forwards and differences between financial reporting and income tax bases of assets and liabilities, using enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established until realization of deferred tax assets are deemed more likely than not.

Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of comprehensive income (loss), which consists of net income or net loss and other comprehensive income. Other comprehensive income (loss) consists of cumulative translation adjustments that are presented as a separate section of stockholders' equity on the balance sheet. During the periods ended December 31, 2000, and 1999 and June 30, 1999, the Company had no other comprehensive income.

Note 2 - Property and Equipment

                                                                                         For the year
                                                                                            ended
                                                                       Useful lives      December 31,
                                                                          (Years)            2000
                                                                          -------            ----
                Technical field equipment                                 5 to 7         $ 808,434
                Vehicles                                                  3 to 5            66,440
                Computer hardware and software                            3 to 5           285,083
                Furniture and fixtures                                       5             157,921
                Capitalized leases                                        5 to 7           376,041
                Leasehold improvements                                  Lease life          12,118
                                                                                       -----------
                Total fixed assets                                                       1,706,037
                Accumulated depreciation                                                   653,340
                                                                                       -----------
                Net fixed assets                                                       $ 1,052,697
                                                                                       ===========


Note 3 - Acquisitions

         On January 4, 2000 and January 11, 2000, the Company completed the acquisitions of TSI and CAD, respectively. These entities are 100% owned, directly or indirectly, by the Company.

         These acquisitions were accounted for using the purchase method of accounting. As of December 31, 2000, the allocation of the total purchase price to goodwill and other intangibles amounts to $7,506,493.

         Selected financial information from the audited consolidated results of operations for the year ended December 31, 2000 and the pro forma unaudited consolidated results of operations for the year ended December 31, 1999, as though TSI and CAD had been acquired as of the beginning of Fiscal 1999, are as follows:


                                                                                  200             1999
                                                                                Actual         Pro Forma
                                                                               (Audited)      (Unaudited)
                                                                             -------------- -----------------
         Sales and services                                                    $10,377,608        $7,605,786
         Net losses before extraordinary items                                   6,476,458       (5,473,652)
         Net loss                                                                6,876,594      $(5,473,652)
         Weighted average shares outstanding                                    10,181,125        10,146,311
         Earnings per share - before extraordinary items                             $0.64             $0.54
         Earnings per share - after extraordinary items.                             $0.68             $0.54



         Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Note 4 - Provision for impairment of long-lived assets

         During the fourth quarter of 2000, in connection with its ongoing review of its business, the Company's management conducted a strategic review of the operations of all the Company's assets, recent acquisitions and operations. This review triggered an impairment review of the goodwill associated with the acquisition of CAD. The Company calculated the present value of projected future cash flows from CAD to determine the fair value of those assets. Largely because of the losses sustained by the acquired business during 2000 and projected future losses, the projected cash flows were not deemed adequate to support the value of the goodwill associated with the acquired business. Accordingly, management determined that a provision for the impairment of goodwill related to the CAD acquisition was appropriate. A provision of $2,548,207 was recorded for impairment of the entire net goodwill balance associated with CAD. The Company does not believe the net assets of CAD are of material value.

Note 5 - Revenue recognition

         In the first and second quarters of 2000, the Company recognized revenue at its TSI subsidiary based on contractually permitted billings. In the third quarter, management adopted the policy of recognizing revenue using either a unit of measure (based on feet or other units) or contractually permitted hourly fees. This policy has been adopted retroactively to the acquisition date. In addition to the change in revenue recognition accounting policy, management reassessed the related opening balance sheet accounts. As a result, amounts recorded as unbilled receivables as of January 4, 2000 were revised by $528,055 to reflect unbilled receivables on a fair value basis, in accordance with APB 16, Accounting for Business Combinations, and the related revenue recognition policy. As a result of the change in unbilled receivables and related tax impact recorded in the opening balance sheet, purchased goodwill was reduced by $343,200, thereby reducing goodwill amortization by $17,162 in both the first and second quarters. Additionally, given that the Company generated a loss in the first quarter, a related tax benefit in the amount of $184,855 has been recognized.

Note 6 - Executive incentive compensation

         During the second quarter of 2000, the Company adopted, and the Board of Directors approved, an Executive Incentive Compensation Plan (the "EICP"), retroactive to January 1, 2000. This plan requires that certain financial performance targets be met in order for the executives in the EICP to earn additional compensation. Accrued EICP compensation, recorded as a charge to earnings, amounted to $99,616 for the year ended December 31, 2000, respectively. The amount remains outstanding. The EICP contains a provision that any such additional compensation may be paid out in the form of cash or stock, at the option of the Company.

Note 7 - Line of credit

         On August 15, 2000, the Company obtained a one-year $1,000,000 line of credit with a bank. The terms include, among other things, a line of credit based on certain qualified accounts receivable, collateralization by certain assets including but not limited to all accounts receivable, and an interest rate of prime plus 1% but increased on January 31, 2001 by 3% as a result of the default described below. At December 31, 2000, the prime rate was 8.5%. The loan covenants place certain restrictions on the Company which, among other things, require the Company to maintain a minimum current ratio and a maximum leverage ratio, restrict certain distributions including dividends, restrict selling or otherwise disposing of certain property, limit the ability to incur additional debt, restrict the Company's ability to redeem capital stock, and restrict its ability to acquire or merge into other companies. As of December 31, 2000, the Company had drawn $498,000 against this line of credit, leaving an available balance of $502,000.

         The loan agreement also required the issuance of 32,990 warrants at market price, which vested immediately at a strike price of $6.0625 per share and which must be exercised by August 14, 2005. The Black-Scholes model assigned a value of $159,605 to these warrants. This amount has been recorded as a deferred financing cost in other current assets and is being amortized ratably over the life of the loan agreement. As such, $59,852 was amortized as additional interest expense in the period ending December 31, 2000. The remaining $99,753 will be amortized from January through August of 2001.

         The Company is in compliance with all loan covenants through December 31, 2000. However, as of January 31, 2001, and for all monthly periods subsequent to that date through the date of this filing, the Company is in technical default of the loan covenants and/or collateral requirements as stipulated in the loan and security agreement and related documents associated with the line of credit from a bank including requiring immediate repayment. As such, the bank has notified the Company of its default. However, while retaining all of its rights and options under the loan agreement, as of July 6, 2001 the bank has executed a forbearance agreement pursuant to which the bank agrees to forbear until July 20,2001 from taking action in connection with certain events of default that currently exist under the loan and security agreement executed by the Company and the bank.

Note 8 - Commitments and contingencies

         The Company leases office space and vehicles under various operating and capitalized lease agreements. Commitments for minimum rental under non-cancelable leases at December 31, 2000 are as follows:


                                                                 Operating            Capitalized
                         YEAR                                      leases               Leases
                         ----                                      ------               ------
                         2001                                      $ 621,013            $ 67,794
                         2002                                        636,991              44,916
                         2003                                        631,007
                         2004                                        223,661
                         2005                                         36,668
                         2006 and thereafter                               0
                                                                 -----------            --------
                         Total                                   $ 2,149,340             112,710
                         Less:  interest portion of payments                               8,560
                                                                                        --------
                         Total principal                                                 104,150
                         Less:  Short term portion of payments                            60,780
                                                                                        --------
                         Net long term portion of capitalized leases                     $43,370
                                                                                        ========



         Total rental expense for all operating leases were $689,824, $12,000 and $24,000 for the year ending December 31, 2000, the six months ending December 31, 1999 and the year ending June 30, 1999, respectively.

         On March 31, 2000, a complaint was filed by James A. Sims, Jr. against the Company in the Court of Common Pleas for the Ninth Judicial Circuit, County of Charleston, South Carolina. The complaint alleges that the Company is a successor by merger to Internet Channel, Inc. ("Internet Channel"), a company in which the plaintiff claims to have had an equity interest. The complaint further alleges that the Company failed to redeem plaintiff's equity interest in Internet Channel or to exchange the Company's stock for the plaintiff's equity interest in Internet Channel as part of the alleged merger. The complaint also alleges that the Company altered certain account and loan documents in connection with the alleged merger, failed to observe corporate formalities or comply with statutory laws governing corporations and issued stock to controlling persons without adequate consideration. The plaintiff seeks actual damages in an amount to be determined at trial, which plaintiff believes is at least $25 million, together with punitive damages, pre-judgment interest, costs and attorneys' fees. A complaint, alleging similar facts, was filed on September 8, 2000 by Jeff Adair against the Company in the same court. Mr. Adair's complaint seeks similar damages, except that the plaintiff expresses no view as to the minimum level of damages. In June 2000, the Company filed an answer to the complaint brought by Mr. Sims and in February 2001 the Company filed an answer to the complaint brought by Mr. Adair. Both actions are currently in discovery. Management is currently assessing the merits and other aspects of these claims. We believe we have good defenses and we intend to vigorously pursue defense of the actions. We cannot assure, however, that the company will be successful and that an adverse outcome will not occur which could materially impact the financial position of the company.


         The Company has also been served with a complaint from a former vendor filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed a counterclaim. The Company will vigorously pursue its defense against this claim and its counterclaim.

         The Company may be engaged in other legal actions arising in the ordinary course of its business. The Cojpany believes that the ultimate outcome of any such matters will not have a material adverse affect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.


 Note 9 - Common Stock

         The Company has authorized 50,000,000 shares of $0.001 par value common stock, and 5,000,000 shares of $0.001 par value Class A common stock and 5,000,000 shares of $0.001 par value Series Preferred Stock.

         During the year ended June 30, 1999, the Company issued a total of 744,437 restricted shares, of which 325,000 shares, with a fair value of $610,000, were issued for services, interest and a settlement, and 419,437 shares were issued for $827,125 in cash. In addition, the Company canceled 5,000 restricted shares to be issued to a former employee with a fair value of $1,250.

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

         During the year ended December 31, 2000, the Company issued a net total of 1,223,673 shares of common stock. Of those shares issued, 41,575 were issued to current and past employees for services rendered, 120,000 were issued to acquire the remaining minority interest in Cable Systems Technical Services, Inc (a Delaware corporation), 450,000 were issued for the acquisition of CAD, 306,000 were sold as part of the remaining portion of the private placement which began in late 1999 and 340,598 were issued in accordance with the exercise of options and warrants. During the year, the Company also retired 22,000 shares.

         As noted above, in 2000, the Company issued a total of 41,575 shares of stock for services rendered. All such shares were recorded at the fair market value on the date of issuance. Of those shares, 12,500 shares were issued to consultants, 4,075 shares were issued to satisfy prior year bonus accruals to current employees, and 25,000 shares to satisfy obligations to terminated employees related to the closure of the Company's Charleston, South Carolina office.

Note 10 - Loss per share

         The Company has reported loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Cumulatively through December 31, 2000, certain executives, key employees and investors have been granted a total of 9,761,012 grants and options, of which 5,473,512 are currently vested to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the years ended December 31, 2000 and June 30, 1999 and the six months ended December 31, 1999, as the result would be anti-dilutive since the Company reported losses from operations in all periods.

Note 11 - Incentive Stock Option Plan and Other Outstanding Warrants

         On August 10, 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"), which provides that certain options granted thereunder are intended to qualify as "incentive stock options" under the Internal Revenue Code. Nonqualified options may also be granted under the Plan. The Plan, as amended on January 12, 2000, authorized the issuance of qualifying options to purchase up to 10,000,000 shares of common stock. The option price per share will be determined at the time of grant, but will not be less than 85% of the fair market value of the common stock on such date or, in the case of a 10% stockholder, not less than 110% of the fair market value of the stock on the grant date.

         The Company has issued stock warrants and options to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The stock warrants and options are summarized as follows:

                                                                     Number of        Weighted Average
   Warrants                                                            Shares          Exercise Price
   --------                                                            ------          --------------
   Outstanding at June 30, 1998                                         322,000                 0.12
           Issued                                                       741,000                 2.49
           Exercised                                                          0
           Cancelled                                                          0
                                                                     ----------            ---------
   Outstanding at June 30, 1999                                       1,063,000                 1.77
           Issued                                                     1,705,000                 3.53
           Exercised                                                          0
           Cancelled                                                          0
                                                                     ----------            ---------
   Outstanding at December 31, 1999                                   2,768,000                 2.42
           Issued                                                       628,990                 5.58
           Exercised                                                    345,978                 0.39
           Cancelled                                                          0
                                                                     ----------            ---------

   Outstanding at December 31, 2000                                   3,051,012               $ 5.37
                                                                     ==========            =========

   Warrants exercisable at;
           December 31, 2000                                          3,051,012               $ 5.37
           December 31, 1999                                          2,768,000                 2.42
           June 30, 1999                                              1,063,000                 1.77
           June 30, 1998                                                322,000                 0.12

                                                                     Weighted
                                                  Number of          Average
       Options                                       Shares       Exercise Price
       -------                                       ------       --------------
       Outstanding at June 30, 1999
               Issued                             3,745,000            $ 5.190
               Exercised                                  0
               Cancelled                                  0
                                              -------------        -----------
       Outstanding at December 31, 1999           3,745,000              5.190
               Issued                             2,975,000              2.080
               Exercised                             10,000              4.625
               Cancelled                                  0
                                              -------------        -----------
       Outstanding at December 31, 2000           6,710,000            $ 3.950
                                              =============        ===========

       Options exercisable at; -
               December 31, 2000                  2,422,500            $ 4.620
               December 31, 1999                    900,000              5.190
               June 30, 1999                              0                  0
               June 30, 1998                              0                  0


Summary information about the Company's stock warrants and options outstanding at December 31, 2000 is as follows:


                                                 Outstanding And        Weighted Average
                         Weighted Average        Exercisable At            Contractual
                          Exercise Price        December 31, 2000       Periods In Years
                         ------------------    --------------------    --------------------
Warrants:                $  0.05  to  1.00                  28,000            2.93
                         1.01  to  2.50                    872,022            3.00
                         2.51  to  3.00                    817,000            3.67
                         3.01  to  5.00                    268,000            4.96
                         5.01  to  6.25                    117,990            3.73
                         6.26  to 10.00                    908,000            4.04
                         Over $10.00                        40,000            3.16
                                               --------------------
                                                         3,051,012            3.60
                                               ====================

                         $  0.75  to
Options:                 1.125                           2,400,000            5.00
                         4.00  to  5.00                  2,200,000            3.50
                         5.01  to  6.00                    295,000            4.00
                         6.01  to  7.00                  1,545,000            4.00
                         7.01  to  10.00                   200,000            4.25
                         Over $10.00                        70,000            4.25
                                               --------------------
Options outstanding                                      6,710,000            4.40
                                               ====================
Options exercisable                                      2,422,500            4.62
                                               ====================



         The Company accounts for stock warrants and options issued to non-employees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these warrants and options were calculated at the date of issuance using a Black-Scholes Option Valuation Model assuming risk-free interest rates of 6.00% for the five-year and ten-year warrants and options and volatility factors of expected market price of the Company's common stock of 169%. Under the provisions of SFAS No. 123, the Company's compensation expense arising from the issuance of stock warrants and options for the year ended December 31, 2000 was $377,696. An amount of $99,753 associated with the warrants issued for the Company's line of credit is being deferred to the fiscal year 2001. For the six months ended December 31, 1999 and for the year ended June 30, 1999, the compensation expense arising from the issuance of stock warrants and options was $2,638,085 and $219,213, respectively.

         The Company measures compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options issued to employees. No compensation cost has been recorded for warrants and options issued to employees for the twelve months ended December 31, 2000, the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998 as these options were granted at fair value. For purposes of the SFAS No. 123 disclosure, the fair value of each warrant and option issued has been estimated on the issuance date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating the fair value of employee options issued during the twelve months ended December 31, 2000:


                                   For the year
                                Ended December 31,           For the six months               For the year
                                       2000               Ended December 31, 1999         Ended June 30, 1999
                               ----------------------    ---------------------------    -------------------------
   Dividend yield                       0 %                         0 %                           0 %
   Risk-free interest rate       5.90 % to 6.79 %            5.77 % and 6.26 %             5.77 % and 6.26 %
                                                                                           3 year and 5 year
   Expected life                      4 years            3 year and 5 year options              options
   Expected volatility                 169 %               158.36 % and 129.44 %         158.36 % and 129.44 %


         Had compensation cost been determined under SFAS No. 123, net loss per share for the year ended December 31, 2000 and the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998 would have been increased as follows:

                                                                    For the six
                                       For the year                 months ended               For the year ended
                                           Ended                    December 31,                    June 30,
                                     December 31, 2000                  1999                          1999
                                    --------------------    -----------------------------   --------------------------
Net loss
        As reported                   ($ 6,876,594)                $(3,403,355)                   $(1,657,462)
        Pro forma                      (12,107,224)                 (6,966,747)                    (1,979,227)

Basic and diluted loss per
share
        As reported                       $(0.68)                     $(0.43)                        $(0.23)
        Pro forma                         $(1.19)                     $(0.88)                        $(0.27)



         Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

         During the six months ended December 31, 1999 and the year ended June 30, 1999, the Company also issued warrants in connection with the issuance of promissory notes as follows:


                                                                            Number of
                                                                              Shares               Exercise Price
                                                                      -----------------------    --------------------
Warrants
----------------------------------------------------
       Outstanding at June 30, 1998                                                        0
       Issued                                                                        100,000                  $ 3.00
       Exercised                                                                           0
       Expired                                                                             0
                                                                      -----------------------    --------------------
       Outstanding at June 30, 1999                                                  100,000                    3.00
       Issued                                                                        225,000                    3.00
       Exercised                                                                           0
       Expired                                                                             0
                                                                      -----------------------    --------------------
       Outstanding at December 31, 1999                                              325,000                    3.00
       Issued                                                                              0
       Exercised                                                                           0
       Expired                                                                             0
                                                                      -----------------------    --------------------

       Outstanding at December 31, 2000                                              325,000                  $ 3.00
                                                                      =======================    ====================


During the six months ended December 31, 1999 and the year ended December 31, 2000, the Company also issued warrants in connection with the issuance of a private placement offering as follows:

                                                                            Number of
                                                                             Shares                Exercise Price
                                                                      ----------------------    ---------------------
Warrants
----------------------------------------------------
       Outstanding at June 30, 1999                                                       0                    $0.00
       Issued                                                                       755,000                    10.00
       Exercised                                                                          0
       Expired                                                                            0
                                                                      ----------------------    ---------------------

       Outstanding at December 31, 1999                                             755,000                    10.00
       Issued                                                                             0
       Exercised                                                                          0
       Expired                                                                            0
                                                                      ----------------------    ---------------------

       Outstanding at December 31, 2000                                             755,000                  $ 10.00
                                                                      ======================    =====================


Note 12 - Deferred income taxes and loss carry forwards

The following table reflects the significant components of the Company's net deferred tax assets.

                                                             Dec. 31, 2000
                                                            ----------------

     Net operating loss carry-forwards                            3,083,884
     Stock-based compensation                                       285,979
                                                            ----------------

     Deferred tax asset                                           3,369,863
     Less - Valuation allowance                                 (3,369,863)
                                                            ----------------

                                                                         $0
                                                            ================

The (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 35%. The differences are as follows:

                                                          Dec. 31, 2000      Dec. 31, 1999      June 30, 1999
                                                         ----------------- ------------------- ----------------
Federal income tax benefit at statutory rate                  (2,399,808)         (1,191,174)        (580,112)
Local income taxes net of federal income tax benefit            (140,354)           (170,168)         (82,873)

Amortization of goodwill                                          600,520                  -               -

Impairment write off of CAD                                     1,019,283                  -               -
Valuation allowance                                               767,578           1,361,342          662,985
                                                         ----------------- ------------------- ----------------

                                                                (152,781)                  -               -
                                                         ================= =================== ================


         At December 31, 2000, the Company has available net operating loss carry forwards of approximately $7.7 million, which can be applied to Federal and state taxable income. These carry forwards expire during the years 2010 to 2020. The Company also has available net capital loss carry forwards of $268,000, which can be applied to net capital gains expiring in 2001 ($18,000) and 2002 ($250,000).

Note 13 - Concentration of risk

         The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:


                                                     Sales Concentration By Customer

                                    For year ended
                                  December 31, 2000                   As of the period ended December 31, 2000
                               -------------------------    ------------------------------------------------------------
Customer                                                      Accounts      Percent of         Unbilled     Percent of
Name                               Sales       Percent       Receivable        Total         Receivables       Total
--------                       -------------- ----------    -------------- --------------   --------------- ------------
AT&T Broadband                   $ 5,443,159    52.4%         $   634,707      37.7%                    $0       0.0%
Rogers Cable Systems               1,461,747    14.1              323,375      19.2                 21,422       5.2
AOL/Time Warner                    1,324,097    12.8              213,761      12.7                380,120      92.1
All others                         2,148,605    20.7              510,948      30.4                 11,350       2.7
                               -------------- ----------    -------------- --------------   --------------- ------------
Total revenue                    $10,377,608   100.0%         $ 1,682,791     100.0 %            $ 412,892     100.0%
                               ============== ==========    ============== ==============   =============== ============


Note 14 - Extraordinary item

         During 1999, the Company engaged an outside agent to sell up to $700,000 of 10% two-year promissory notes, with 350,000 detachable warrants entitling the holders to purchase an aggregate of 350,000 shares of common stock over a period of five years. The Company ultimately issued $650,000 of these notes to eight unrelated parties. In connection therewith, the Company issued warrants to purchase 325,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants were redeemable upon issuance and expire in 2004. No warrants were redeemed during 2000.

         The Company had valued the warrants at $496,250, which was recorded as a debt discount and which was to be amortized over the life of the notes. Amortization expense for the six months ended December 31, 1999 was $96,114. The balance of the $400,136 unamortized discount was written off as an extraordinary item in the first quarter of 2000 due to the early retirement of this debt from the proceeds of our private placement of common stock.

Note 15 - Related party transactions

         In June 2000, the then acting Chairman of the Board and Chief Executive Officer Michael Mulholland, loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. This loan was repaid from the proceeds of the exercise of options. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter, the Company repaid $40,000 of the loan. No further payments were made during 2000. As of December 31, 2000, the principal and accrued interest on the outstanding loan was $36,077 and $2,611, respectively.

         During the year ended December 31, 2000, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at December 31, 2000 was $325,959 of which $273,154 was deferred by the executive officers.

Note 16 - Recent accounting pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in 2001. Management has determined that SFAS 133 will not have any material impact on the Company's financial statements.

         On April 3, 2000 the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after December 15, 1998. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.

         On June 26, 2000, the SEC issued Staff Accounting Bulletin (SAB) No. 101B which amends the implementation date of SAB 101, "Revenue Recognition" to the three month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company has adopted SAB 101 where applicable. There was no material impact from the adoption of SAB 101.

Note 17 - Supplemental disclosure of cash flow information

                                                                                                         For the year
                                                                            For the six months Ended         Ended
                                                        For the year ended        December 31,             June 30,
                                                        December 31, 2000             1999                   1999
                                                        ------------------- -------------------------- ------------------
Supplemental non-cash transactions:
       Issuance of common stock for services,
       interest and settlement costs                             $ 477,712                   $282,250           $608,750
       Stock-based compensation charged to expense                                          2,638,085            219,213
Acquisitions:
       Fair value of assets acquired                            10,980,754                          0                  0
       Less liabilities assumed                                  2,853,838                          0                  0
       Fair value of stock and warrants issued                   3,236,128
       Cash acquired                                               479,791                          0                  0
       Acquisition cost, net of cash acquired                    4,410,997                          0                  0
Cash paid during the period for:
       Interest                                                     74,557                    127,087             16,280
       Income taxes                                                469,475                          0                  0


         In January 2000, the Company completed the acquisition of 100% of the TSI companies (see Note 3 and the subsection of Note 1 titled Principles of consolidation and basis of presentation, of the Notes to the Financial Statements) for cash and stock totaling $5.4 million. The acquisition was accounted for using the purchase method, and the results of TSI's operations have been combined with those of the Company since January 4, 2000, the effective date of the acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the total purchase price (both cash and non-cash costs) over the net assets acquired is approximately $4,321,000 and is being amortized on a straight-line basis over five years.

         Also in January 2000, the Company completed the acquisition of 100% of the CAD (see Note 3 and the subsection of Note 1 titled Principles of consolidation and basis of presentation, of Notes to the Financial Statements) for cash and stock totaling $2.7 million. The acquisition was accounted for using the purchase method, and the results of CAD's operations have been combined with those of the Company since January 11, 2000, the effective date of the acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the total purchase price (both cash and non-cash costs) over the net assets acquired is approximately $3,185,000 and is being amortized on a straight-line basis over five years.

Note 18 - Subsequent events (unaudited)

Disposition of CAD Consultants, Inc.

         At a board meeting held on March 2, 2001, the board approved a resolution authorizing the management of the Company to pursue the sale or other disposition of CAD. The Company's management believed that the core business of CAD, a wireless integrator, does not possess a strong enough strategic fit with the current focus of the Company, which is to become the preferred vendor for outsourcing upgrades and maintenance of cable plants. Additionally, management had determined that continued funding of CAD's operating losses is not in the best interest of its shareholders (see Note 4 - Provision for impairment of long-lived assets, of Notes to the Financial Statements). As a result of this decision, the Company took steps to seek the best solution in the sale, disposal or closure of CAD. The Company did enter in to negotiations with one potential buyer, but management failed to arrive at terms. Therefore, on April 11, 2001, management closed down the operations of CAD and terminated all related employees. Mr. Craig Lerman, who was the sole shareholder of CAD prior to its acquisition by the Company and who served as Wireless Division President of the Company until the closing of CAD, has chosen to continue the business of CAD. He has agreed to assist in collecting outstanding accounts receivable and, for a fee, to complete short term pending projects related to the CAD business. No definitive agreements have been entered into with Mr. Lerman concerning the transition. Due to the failure to come to terms with Craig Lerman, the former principal of CAD, concerning the termination, the Company is potentially exposed to additional claims. While the Company expects to resolve such claims without litigation the Company cannot assure that it will be able to do so.

Note 19 - Board of Directors and Management Reorganization (unaudited)

         At a special meeting of the Board of Directors of Internet Cable Corporation held May 24, 2001, the incumbent board increased the permissible number of board members and elected four additional directors to fill vacancies created by the increase. The election was pursuant to a Memorandum of Understanding ("Memorandum") dated May 24, 2001 and negotiated between Hovey Aiken III, for himself as a stockholder of the Company, and Michael F. Mulholland, Company chairman and president, William F. Walsh and Robert F. Bronner, both Company officers. Pursuant to the Memorandum, the incumbent board resigned from their positions as board members, which action left the newly elected directors as the sole members of the board. Upon ratification of the Memorandum by the new Board, management (consisting of Messrs. Mulholland, Walsh, and Bronner ("the Resigned Executives")) resigned from their positions as officers with the new Board's consent, effective immediately. At a meeting of the newly elected directors convened later the same day, two more persons, Joseph Melanson and Blaine Burnie, were elected as directors to fill vacancies. The Memorandum contained certain other conditions including a requirement that the new Board members cause the Company to pay certain obligations of the Company within thirty days. These obligations include paying off the bank line of credit borrowings amounting to approximately $600,000, a note payable to Mulholland of approximately $54,000, unpaid back wages and accrued vacation to certain executives of approximately $645,000. The Memorandum also called for certain stock options held by the Resigned Executives to be forfeited and other stock options to be immediately vested.

         Joseph Melanson assumed the role of chairman and chief executive officer of the company effective May 25, 2001. He had served as a director and president of the Company from January 2000, when the Cable Systems Technical Services was acquired by the Company until February 12, 2001 when he resigned from the Board. Mr. Melanson made certain statements in his written resignation as a board member regarding concerns related to, among other things, "record-keeping" (see Form 8K as filed February 20, 2001, incorporated herein by reference). As a result, the Company's audit committee commissioned a Rule 10A investigation, as defined by the Securities Act of 1934, to understand if the alleged concerns had any validity and to resolve this issue to permit the completion of the financial statements. During this time the company was having severe liquidity problems and pending the outcome of a Rule 10A investigation, the Company was delinquent in the filing of its Form 10-KSB. The 10A investigation has been completed. The Company is satisfied with the results, and is therefore now able to file this 10-KSB. This also resulted in the Company's stock being de-listed from the OTC Bulletin Board on May 31, 2001. The Company's stock now trades on "the pink sheets". The Company intends to file for listing on the OTC Bulletin Board as soon as possible.