Form 10QSB
period 2001-03-31
INTERNET CABLE CORP
filed 2001-08-17
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2001

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


          -------------------------------------------------------------
          (Former name or former address, if changed since last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No       x
   -----          -------


The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001, was 10,493,984 shares, all of one class (common stock), par value $0.001 per share.

Transitional Small Business Disclosure Format (check one);

Yes         No       x
   -----          -------

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                                 March 31, 2001
                                                                   (Unaudited)
                                                                   -----------

Current assets
     Cash                                                              $360,931
     Accounts receivable, net of allowance for doubtful accounts 1,318,717 of $197,346
     Unbilled receivables                                               213,564
     Inventories                                                        219,672
     Prepaid expenses and other current assets                          153,813
     -----------------------------------------                        ---------
     Total current assets                                             2,266,697

Property and equipment - at cost, less accumulated                    1,013,499
depreciation of $708,044

Goodwill and other intangibles, net of accumulated                    3,240,925
amortization of $1,080,309

Other assets                                                             18,106
                                                                     ----------
                                                                     $6,539,227
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable, stockholders                                       $ 86,077
     Accounts payable and accrued expenses                            1,467,872
     Accrued Salaries and Wages                                         843,880
     Current portion of capital leases                                   75,797
     Short term financing                                               673,000
                                                                      ---------
     Total current liabilities                                        3,146,626

Long-term liabilities
Long-term capital leases                                                 27,759
                                                                      ---------

Total liabilities                                                     3,174,385
                                                                      ---------

Commitments and contingencies

Stockholders' equity
Preferred Stock, $0.001 par value, 5,000,000 shares                      -
authorized and no shares issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares
authorized, 10,493,984 shares issued and outstanding                     10,494
Additional paid-in capital                                           18,846,277
Cumulative translation adjustments                                     (10,010)
Accumulated deficit                                                (15,481,919)
                                                                   ------------
Total stockholders' equity                                            3,364,842
                                                                   ------------
                                                                     $6,539,227
                                                                   ============

         The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                        2001             2000
                                                     ---------------------------


Sales and services                                   $1,346,989       $2,412,570
Cost of Sales
     Direct costs                                       754,169        1,056,218
     Indirect costs                                     687,717          514,780
     Depreciation                                        45,772           33,526
                                                     ---------------------------
Gross operating (loss) profit                         (140,669)          808,046

Operating costs
     Selling, general and administrative expenses       983,809        1,341,436
     Depreciation                                        14,518           51,803
     Loss on disposal of assets                               -           52,993
     Amortization of intangibles                        216,063          364,064
                                                    ----------------------------

Loss from operations                                (1,355,059)      (1,002,250)

Interest expense                                         54,762            5,123
Other income                                                  -            9,241
                                                    ----------------------------
Pretax loss                                         (1,409,821)        (998,132)
Tax benefit                                                  -           184,855
                                                    ----------------------------

Net loss before extraordinary item                  (1,409,821)        (813,277)

Extraordinary item
Charge for early extinguishment of debt                       -          400,136
                                                   -----------------------------

Net loss                                           $(1,409,821)     $(1,213,413)
                                                   =============================

Change in cumulative foreign translation adjustment   $(13,288)        $(21,890)

Comprehensive loss                                 $(1,423,109)     $(1,235,303)
                                                   =============================

Weighted average common shares outstanding           10,493,984       10,047,702

Basic and diluted loss per share                        $(0.13)          $(0.12)



    The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                               2001             2000
                                          ---------------------------------
Cash flows from operating activities              $38,349     $(1,195,813)

Cash flows from investing activities
   Notes receivable                                     -           40,000
   Release of deposits on acquisitions                  -        5,652,576
   Acquisition of property and equipment          (4,751)        (165,703)
   Loans receivable, employee                           -         (22,941)
   Business acquisitions, net of cash                   -      (5,469,414)
   balances acquired
                                          --------------------------------

Net cash (used in) provided by investing          (4,751)           34,518
activities

Cash flows from financing activities
   Notes payable, stockholder                           -         (70,000)
   Proceeds from line of credit                   175,000                -
   Notes payable                                        -        (650,000)
   Issuance of common stock                             -        1,530,000
   Stock offering costs                                 -        (153,000)
   Capital lease payments                        (16,931)         (16,259)
                                          --------------------------------

Net cash provided by financing activities         158,069          640,741
                                          --------------------------------

Impact of foreign exchange                       (13,288)         (21,890)
Net increase (decrease) in cash                   178,379        (542,444)

Cash, beginning of period                         182,552        1,531,708
                                          --------------------------------

Cash, end of period                              $360,931         $989,264
                                          ================================




    The accompanying notes are an integral part of these condensed financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, GOING CONCERN AND REVENUE RECOGNITION

Basis of presentation

The consolidated financial statements of Internet Cable Corporation (the "Company) presented herein include the operations of its wholly owned subsidiaries Cable Systems Technical Services, Inc. (incorporated under the laws of Ontario, Canada) and Cable Systems Technical Services, Inc. (incorporated under the laws of Delaware), collectively referred to as "TSI", Internet Cable corporation NA (incorporated under the laws of Pennsylvania), and CAD Consultants, Inc. (incorporated under the laws of New Jersey) referred to as "CAD". The consolidated financial statements of Internet Cable Corporation have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports of Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.


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

Revenue recognition

For its TSI subsidiary, the Company recognizes revenue using either a unit of measure (based on feet or other units) or contractually permitted hourly fees, which represent earned revenue. Prior to its closure, the CAD subsidiary recognized revenue upon the completion of a project, or if unrelated to a project then upon the delivery of a service or the shipment of any products sold.

Going concern

The Company has incurred significant losses from operations since inception. The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

      o The Company experienced substantial downward pressures on its revenue during the fourth quarter of 2000, which has continued into 2001. This contributed to significant operational losses in these periods.

      o Although the Company repaid its outstanding line of credit on August 2, 2001, it must immediately obtain additional funding and a new banking relationship to meet ongoing working capital requirements. Securing financing in light of the Company's financial position will likely prove challenging, and include onerous terms and (in the case of equity financing) carry with it substantial dilution for shareholders.

      o The Company is subject to litigation, which could have a material impact on the financial position of the Company (see Note 4 - Commitments and contingencies, of Notes to the Financial Statements).

      o The above events have contributed to increased concerns among investors, key customers, prospects, and employees about the Company's viability going forward. As a result, on May

        24, 2001, there was a change in the Board and management of the Company. See Note 10- Board of Directors and management reorganization - for details on this reorganization.

Accordingly, the Company is seeking additional funding in the near term but if management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. The Company is also addressing its overhead structure and, as a result, has closed its West Chester, Pennsylvania corporate headquarters. The Company has applied accounting principles based on the Company continuing as a going concern. There remains substantial doubt about the Company's ability to continue as a going concern and therefore about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary if the entity is unable to continue as a going concern.

There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company or successfully restructure its operations. The Company believes if it is able to obtain at least $1.5 million in financing, it may have the financial resources necessary to meet its presently anticipated business requirements for approximately the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders and/or significant charges to earnings. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.


NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have any material impact on the Company's financial statements.

NOTE 3 - LINE OF CREDIT

On August 15, 2000, the Company obtained a one-year $1,000,000 line of credit with a bank. The terms included, among other things, a line of credit based on certain qualified accounts receivable, collateralization by certain assets including but not limited to all accounts receivable, and an interest rate of prime plus 1% that increased by 3% on January 31, 2001 as a result of the default described below. At March 31, 2001, the prime rate was 8%. The loan covenants placed certain restrictions on the Company which, among other things, required the Company to maintain a minimum current ratio and a maximum leverage ratio, restricted certain distributions including dividends, restricted selling or otherwise disposing of certain property, limited the ability to incur additional debt, restricted the Company's ability to redeem capital stock, and restricted its ability to acquire or merge into other companies. As of March 31, 2001, the Company had drawn $673,000 against this line of credit.

The loan agreement also required the issuance of 32,990 warrants at market price, which vested immediately at a strike price of $6.0625 per share and which expire by August 14, 2005. The Black-Scholes model assigned a value of $159,605 to these warrants. This amount has been recorded as a deferred financing cost in other current assets and is being amortized ratably over the life of the loan agreement. As such, $35,646 was amortized as interest expense in the period ending March 31, 2001. The remaining $64,107 was amortized during the second and third quarters.

As of January 31, 2001, and for all monthly periods subsequent to that date through to August 2, 2001, the Company was in technical default of the loan covenants and/or collateral requirements as stipulated in the loan and security agreement and related documents associated with the line of credit from a bank. As of August 2, 2001, the loan has been repaid in full.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On March 31, 2000, a complaint was filed by James A. Sims, Jr. against the Company in the Court of Common Pleas for the Ninth Judicial Circuit, County of Charleston, South Carolina. The complaint alleges that the Company is a successor by merger to Internet Channel, Inc. ("Internet Channel"), a company in which the plaintiff claims to have had an equity interest. The complaint further alleges that the Company failed to redeem plaintiff's equity interest in Internet Channel or to exchange the Company's stock for the plaintiff's equity interest in Internet Channel as part of the alleged merger. The complaint also alleges that the Company altered certain account and loan documents in connection with the alleged merger, failed to observe corporate formalities or comply with statutory laws governing corporations and issued stock to controlling persons without adequate consideration. The plaintiff seeks actual damages in an amount to be determined at trial, which plaintiff believes is at least $25 million, together with punitive damages, pre-judgement interest, costs and attorney's fees. A complaint, alleging similar facts, was filed on September 8, 2000 by Jeff Adair against the Company in the same court. Mr. Adair's complaint seeks similar damages, except that the plaintiff expresses no view as to the minimum level of damages. In June 2000, the Company filed an answer to the complaint brought by Mr. Sims and in February 2001 the Company filed an answer to the complaint brought by Mr. Adair. Both actions are currently in discovery. Management is currently assessing the merits and other aspects of these claims. We believe we have good defenses and we intend to vigorously pursue defense of the actions. We cannot assure, however, that the Company will be successful and that an adverse outcome will not occur which could materially impact the financial position of the Company.

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

On April 12, 2001, a complaint was filed by Joseph Melanson against the Company, its subsidiary Cable Systems Technical Services, Inc. and former officers/directors, in the Ontario Superior Court of Justice. The complaint sought damages for alleged constructive termination of Mr. Melanson's employment agreement for failure to pay amounts owed thereunder. Following the Company's management change in May 2001, Mr. Melanson assumed the role of chairman and chief executive officer of the Company and Mr. Melanson subsequently discontinued the legal proceeding. Mr. Melanson and the Company are presently engaged in active discussions regarding the terms of a new employment arrangement.

The Company may be engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of any such matters will not have material adverse effect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.

NOTE 5 - LOSS PER SHARE

The Company has reported loss per share in accordance with Statement of Financial Accounting Standards No.128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2001, certain executives, key employees and investors have been granted a total of 9,761,012 warrants and options, 5,572,262,of which are currently vested, to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001, as the results would be anti-dilutive since the Company reported losses from operations in the period.

NOTE 6 - CONCENTRATION OF RISK

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to select group of customers as follows:

                                      3 Months Ended
                                      March 31, 2001
                                    ------------------

AOL/Time Warner                   $641,602        47.6%
Rogers Cable Systems               400,706        29.8%
Cogeco Cable                       255,578        19.0%
Other                               49,103         3.6%
                             ---------------------------
Total sales                     $1,346,989       100.0%
                             ===========================


NOTE 7 - RELATED PARTY TRANSACTIONS

In June 2000, the then acting Chairman of the Board and Chief Executive Officer Michael Mulholland, loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. This loan was repaid from the proceeds of the exercise of options. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter of 2000, the Company repaid $40,000 of the loan. No further payments were made to March 31, 2001. As of March 31, 2001, the principal and accrued interest on the outstanding loan was $36,077 and $2,750 respectively.

In November 1999, a previous Chairman and CEO, Timothy Karnes loaned $50,000 to the Company. The terms of the loan include 10% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. No payments have been made on principal or interest. As of March 31, 2001 the principal and accrued interest on the outstanding loan was $50,000 and $7,858 respectively.

During the year ended December 31, 2000 and the quarter ended March 31, 2001, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at March 31, 2001 was $672,383 of which $530,192 was deferred by the executive officers.

NOTE 8 - DISPOSITION OF CAD CONSULTANTS, INC.

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

The pro forma unaudited consolidated results of operations for Internet Cable Corporation as though the operations of CAD had been closed as of January 1, 2000 is as follows:

                                  3 Months ended     3 Months ended
                                  March 31, 2001     March 31, 2000
                                 -----------------------------------
Revenue                               $1,212,573         $2,080,313
Loss from operations                 (1,204,165)          (744,184)
Net loss                             (1,258,913)        (1,153,192)
Weighted average common               10,493,984         10,047,702
shares outstanding
Net loss per share                       $(0.12)            $(0.11)



NOTE 10 - BOARD OF DIRECTORS AND MANAGEMENT REORGANIZATION

At a special meeting of the Board of Directors of Internet Cable Corporation held May 24, 2001, the incumbent board increased the permissible number of board members and elected four additional directors to fill vacancies created by the increase. The election was pursuant to a Memorandum of Understanding ("Memorandum") dated May 24, 2001 and negotiated between Hovey Aiken III, for himself as a stockholder of the Company, Michael F. Mulholland, Company chairman and president and William F. Walsh and Robert F. Bronner, both Company officers. Pursuant to the Memorandum, the incumbent board resigned from their positions as board members, which action left the newly elected directors as the sole members of the board. Upon ratification of the Memorandum by the new Board, management (consisting of Messrs. Mulholland, Walsh, and Bronner (the "Resigned Executives")) resigned from their positions as officers with the new Board's consent, effective immediately. At a meeting of the newly elected directors convened later the same day, two more persons, Joseph Melanson and Blaine Burnie, were elected as directors to fill vacancies. The Memorandum contained certain other conditions including a requirement that the new Board members cause the Company to pay certain obligations of the Company within thirty days. These obligations include paying off the bank line of credit borrowings amounting to approximately $600,000, a note payable to Mulholland of approximately $54,000, unpaid back wages and accrued vacation to certain executives of approximately $645,000. The Memorandum also called for certain stock options held by the Resigned Executives to be forfeited and other stock options to be immediately vested.

Joseph Melanson assumed the role of chairman and chief executive officer of the Company effective May 25, 2001. He had served as a director and president of the Company from January 2000, when Cable Systems Technical Services was acquired by the Company until February 12, 2001 when he resigned from the Board. Mr. Melanson made certain statements in his written resignation as a board member regarding concerns related to, among other things, "record-keeping" (see Form 8-K as filed February 20, 2001, incorporated herein by reference). As a result, the Company's audit committee commissioned a Rule 10A investigation, as defined by the Securities Act of 1934, to understand if the alleged concerns had any validity and to resolve this issue to permit the completion of the financial statements. During this time the Company was having severe liquidity problems and pending the outcome of a Rule 10A investigation, the Company was delinquent in the filing of its Form 10-KSB and 10QSB for the first quarter of 2001. The 10A investigation has been completed. The Company is satisfied with the results, and filed its 10-KSB on July 20, 2001. The failure to file its Form 10-KSB on time resulted in the Company's stock being de-listed from the OTC Bulletin Board on May 31, 2001. The Company's stock now trades on "the pink sheets". The Company intends to file for listing on the OTC Bulletin Board as soon as possible.

NOTE 11 - SUBSEQUENT EVENT

On August 1, 2001 the Company borrowed $250,000 from two stockholders for which the Company has issued two Promissory Notes in the principal amount of $125,000 each. These Notes bear interest at a rate of 9% per annum and are due and payable in full along with interest 120 days after issuance. The Notes are secured by certain assets of the Company. As additional consideration for the principal amount of the Notes, the Company has agreed to issue to each Holder a warrant to purchase up to 50,000 shares each of Common stock of the Company at an exercise price of $0.15 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

This report contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," and "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources, the availability of additional equity funding, utilization of lines of credit or other borrowing facilities or opportunities, concentration of sales risk, gross margins, current and future expenses, future revenues and shortfalls in revenues, contract pricing and pricing uncertainty, growth and expansion plans, sales and marketing plans, availability of adequate technical personnel, capital expenditures, seasonality, and operating results. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in any forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission (see the "Risk Factors" section in the Company's Form 10-KSB for the year ended December 31, 2000). The Company does not intend to update these cautionary statements or any forward-looking statements.

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

Pro forma Financials

      On April 11, 2001 management closed operations of CAD and terminated all related employees. The pro forma financial information set fort9h below assumes the operations of CAD had been closed as of January 1, 2000.

Sales

Sales for the first quarter of 2001 were $1,346,989, which was $1,065,581 or 44.2% lower than the sales of $2,412,570 for the first quarter of 2000. Pro forma sales, excluding the sales of CAD, for the first quarter of 2001 were $1,212,573, which was $867,740 or 41.7% lower than the pro forma sales of $2,080,313 for the first quarter of 2000. The Company experienced a substantial reduction in its revenue as a result of the loss of a significant customer during the fourth quarter of 2000, which has continued through the first half of 2001. The Company has resumed work with that customer in certain locations commencing in the third quarter of 2001. The Company experienced a reduction in sales in its CAD division of approximately 60% in the first quarter of 2001 versus 2000, which contributed to the decision to close that operation.

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

Direct costs were $754,169 and $1,056,218 for the first quarter of 2001 and 2000, respectively. Pro forma direct costs, excluding the direct costs of CAD, were $589,549 and $891,971 for the first quarter of 2001 and 2000 respectively. The majority of the decrease in direct cost is a result of the lower sales volume in first quarter 2001 versus 2000. Direct costs did not decrease in direct proportion to the reduction in sales owing in part to downward pressure on pricing at the same time that sales volume was decreasing. The downward pressure in sales pricing was not matched by a proportionate decrease in direct labor rates. The direct costs relating to the CAD division were in excess of the sales for that division in the first quarter of 2001.

Indirect costs were $687,717,and $514,780 for first quarter of 2001 and 2000 respectively. These expenses increased 33.6% over 2000. Pro forma indirect costs, excluding the indirect costs of CAD, were $637,717 and $514,780 for first quarter 2001 and 2000 respectively. The cost of goods sold for the CAD division was almost exclusively direct costs. The closure of CAD had little impact on the change in indirect costs. This category of expense includes the less variable type of project expenses such as project supervisors, remote office locations and long-term lease vehicle costs. As the Company began to experience significant revenue increases in 2000 management responded by ramping up our ability to handle current demand and expected growth. We also began upgrading the expertise and skill sets required by this group of workers in order to meet and exceed our customer needs and expectations for high standards and quality of work. As our revenues fell significantly in the fourth quarter of 2000 and first quarter of 2001 as previously mentioned, these costs, more fixed in nature, were not readily or easily reduced. The Company expects to build upon its existing customer base, while at the same time seeking new sources of revenue from emerging broadband markets such as shopping malls and industrial/business complexes to allow the Company to maintain its skilled workforce and avoid the cost of re-hiring and training new workers. The increased indirect costs, along with increased depreciation charges and a proportionately higher direct costs, caused a reduction in the gross margin from 33.5% during first quarter 2000 to a negative gross margin of 10.4% in first quarter 2001.

See "Depreciation" below for a discussion of depreciation expense included in Cost of Sales

Selling, general and administrative expenses

Selling, general and administrative expenses, including the expense categories "stock issued for services" and "stock based compensation" ("SG&A"), decreased by 26.7% to $983,809 (73.0% of revenues) in the first quarter of 2001 from $1,341,436 (55.6% of revenues) in the first quarter of 2000. Pro forma SG&A expenses decreased by 19.3% to $917,873 in the first quarter of 2001 from $1,137,212 in the first quarter of 2000. This decrease is primarily attributable to a significant decrease in professional fees, travel and entertainment, advertising and public relations and office supplies. Some of these expenses in 2000 related to start up costs for the West Chester offices. The reduction in travel and entertainment was due to the cost containment efforts the Company implemented in response to the reduction in revenues.

Depreciation

The consolidated fixed assets of the Company amount to $1,721,543, with a net book value of $1,013,499. Over 85% of these assets are held by TSI. The most significant component of TSI's fixed assets is technical testing equipment used by the technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $60,290 and $85,329 for the first quarter 2001 and 2000, respectively. Of the total 2001 depreciation charge, $45,772 was recorded as a cost of sales and $14,518 was recorded as a general operating expense.

Amortization of intangibles

Amortization expense was $216,063 and $364,064 for first quarter 2001 and 2000, respectively. Goodwill is being amortized over five years using the straight-line method of amortization. In addition to the annual amortization charge, in 2000 the Company recorded a provision for impairment related to the goodwill associated with the acquisition of CAD in the amount of $2,548,207. Subsequent to recording the provision for impairment for the goodwill of CAD, the Company wrote off the total value of the goodwill related to CAD from the financial statements. The balance sheet at March 31, 2001 reflects gross goodwill of $4,321,234, which relates solely to the TSI acquisition, net of accumulated amortization thereon.

Interest

The Company incurred net interest expense of $54,762 and $5,123 for the first quarter 2001 and 2000, respectively. The interest charges for 2001 are largely related to the interest expense associated with capitalized leases at TSI and interest on the Company's line of credit borrowings. The increase from 2000 levels reflects the addition of the Company's line of credit in third quarter 2000.

Net loss before extraordinary items

The net loss before extraordinary items was $1,409,821 and $813,277 for the first quarter of 2001 and 2000, respectively. The pro forma net loss from operations was $1,204,165 and $744,184 for the first quarter of 2001 and 2000, respectively. The net loss increased by $596,544 primarily due to the loss of revenue and increase in indirect costs. The pro forma net loss increased by $459,981.

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

Liquidity and capital resources

Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. During the third quarter of 2000, the Company secured additional funding through a $1 million line of credit, providing additional working capital secured by certain qualified accounts receivable. As of August 2, 2001, the Company repaid the line of credit in full, see Note 3 of Notes to the Financial Statements. At March 31, 2001, the Company had cash of $360,931; and current liabilities of $3,146,626 exceeded current assets of $2,266,697 by $879,929 providing a current ratio of 0.7 to 1.0.

The Company's immediate capital requirements primarily relate to funding operating losses, working capital needs and capital expenditures. The Company is in need of additional financing to satisfy its immediate working capital requirements. Accordingly, the Company is seeking additional funding. If management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. The Company is also addressing its overhead structure and, as a result, has closed its West Chester corporate headquarters. See Note 1, of the Notes to the Financial Statements concerning doubt as to the Company's ability to continue as a going concern.

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

For the first quarter of 2001, cash flow provided by operating activities amounted to $38,349. This amount was derived from the loss of $1,409,821, adding back certain non-cash expenditures of $276,353 and a net decrease in working capital of $1,171,817. The non-cash expenditures included, among other things, amortization and depreciation. The decrease in working capital was due to a reduction in business activity that resulted in, among other things, decreases in accounts receivable and unbilled revenue net of increases in accounts payable and accrued expenses.

Investing activities for the first quarter of 2001 amounted to a net outflow of $21,088 relating to the acquisition of fixed assets.

Cash provided by financing activities for the first quarter of 2001 amounted to $174,406. This was comprised of an increase of $175,000 in the amount drawn against the line of credit and repayment of capital leases in the amount of $16,931.

On August 1, 2001 the Company borrowed $250,000 from two stockholders for which the Company has issued two Promissory Notes in the principal amount of $125,000 each. These Notes bear interest at a rate of 9% per annum and are due and payable in full along with interest 120 days after issuance. The Notes are secured by certain assets of the Company. As additional consideration for the principal amount of the Notes, the Company has agreed to issue to each Holder a warrant to purchase up to 50,000 shares each of Common stock of the company at an exercise price of $0.15 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance.

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 12, 2001, a complaint was filed by Joseph Melanson against the Company, its subsidiary Cable Systems Technical Services, Inc. and former officers/directors, in the Ontario Superior Court of Justice. The complaint sought damages for alleged constructive termination of Mr. Melanson's employment agreement for failure to pay amounts owed thereunder. Following the Company's management change in May 2001, Mr. Melanson assumed the role of chairman and chief executive officer of the Company and Mr. Melanson subsequently discontinued the legal proceeding. Mr. Melanson and the Company are presently engaged in active discussions regarding the terms of a new employment arrangement.

For a discussion of certain other legal proceedings to which the Company is a party, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

See the discussion above under "Management Discussion and Analysis - Liquidity and Capital Resources" for a description of default under the Company's line of credit as of March 31, 2001 and current status as of the date of this report.

ITEM 5.  OTHER INFORMATION

For a description of the changes to the Company's management and Board of Directors, see Note 10 - Board of Directors and Management Reorganization, of the Notes to the Financial Statements

The Company was late filing its Annual Report on Form 10KSB for the year ended December 31, 2000. For a discussion of the events relating to the late filings, see Note 10 of the Notes to the Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)   Exhibits

10.1 Form of 9% Secured Promissory Notes dated August 1, 2001 issued in the aggregate amount of $250,000.

        (b)   Reports on Form 8-K

        DATE OF REPORT       ITEMS REPORTED                DESCRIPTION
        --------------       --------------                -----------

        February 20, 2001    Item 6            Current Report - Resignation of
                                               Director








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation

/s/ Joseph M. Melanson                       Date signed: August 17, 2001
--------------------------
Joseph M. Melanson
Chairman and Chief Executive Officer


/s/ Jill Macdonald
--------------------------                   Date signed:  August 17, 2001
Jill Macdonald, Corporate Controller
(Principal Financial Officer)