Form 10QSB
period 2001-06-30
INTERNET CABLE CORP
filed 2001-08-17
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes        No   x
    -----     -----


The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001, was 10,493,984 shares, all of one class (common stock), par value $0.001 per share.

Transitional Small Business Disclosure Format (check one);

Yes        No   x
    -----     -----

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                             June 30, 2001
                                                              (Unaudited)
                                                             --------------

Current assets
Cash                                                              $397,625
Accounts receivable, net of allowance for doubtful accounts      1,141,842
of $267,627
Unbilled receivables                                               218,789
Inventories                                                        118,780
Prepaid expenses and other current assets                          125,818
                                                                ----------
Total current assets                                             2,002,854

Property and equipment - at cost, less accumulated               1,029,230
depreciation of $761,259

Goodwill and other intangibles, net of accumulated               3,024,863
amortization of $1,296,371

Other assets                                                        18,106
                                                                ----------
                                                                $6,075,053
                                                                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
Notes payable, stockholders                                      $ 100,077
Accounts payable and accrued expenses                            1,740,455
Accrued salaries and wages                                         932,923
Current portion of capital leases                                  148,890
Short term financing                                               493,472
                                                                ----------
Total current liabilities                                        3,415,817

Long-term liabilities
Long-term capital leases                                             8,346
Accrued lease cancellation charge                                  336,400
                                                                ----------
Total liabilities                                                3,760,563
                                                                ----------


Stockholders' equity

Preferred Stock, $0.001 par value, 5,000,000 shares                      -
authorized and no shares issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares
authorized,
10,493,984 shares issued and outstanding                            10,494
Additional paid-in capital                                      18,846,277
Cumulative translation adjustments                                   1,508
Accumulated deficit                                            (16,543,789)
                                                                ----------

Total stockholders' equity                                       2,314,490
                                                                ----------
                                                                $6,075,053
                                                                ==========
The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)


                                                 2001              2000
                                       ------------------------------------


Sales and services                             $1,926,827       $2,749,372
Cost of sales
Direct costs                                      820,861        1,229,150
Indirect costs                                    609,940          718,209
Depreciation                                       27,588           36,574
                                       ------------------------------------
Gross operating profit                            468,438          765,439

Operating costs
Selling, general and administrative               780,267        1,551,206
expenses
Discontinued lease expense                        458,532                -
Depreciation                                       33,921           14,433
Gain on disposal of assets                         17,779              250
Amortization of intangibles                       216,063          393,740
                                       ------------------------------------

Loss from operations                          (1,002,566)      (1,193,690)

Interest (expense) income                        (57,927)           19,561
                                       ------------------------------------

Pretax loss                                   (1,060,493)      (1,174,129)
Income tax provision                              (1,381)                -
                                       ------------------------------------

Net loss                                     $(1,061,874)     $(1,174,129)
                                       ====================================

Change in cumulative foreign                      $11,516             $642
translation adjustment
                                       ------------------------------------

Comprehensive loss                           $(1,050,358)     $(1,173,487)
                                       ====================================

Weighted average common shares                 10,493,984       10,188,740
outstanding                            ------------------------------------

Basic and diluted loss per share                  $(0.10)          $(0.12)



The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                              2001              2000
                                       ------------------------------------


Sales and services                             $3,273,816       $5,161,943
Cost of sales
Direct costs                                    1,575,030        2,273,720
Indirect costs                                  1,297,657        1,369,784
Depreciation                                       73,360           70,100
                                       ------------------------------------
Gross operating profit                            327,769        1,448,339

Operating costs
Selling, general and administrative             1,764,076        2,800,311
expenses
Discontinued lease expense                        458,532                -
Depreciation                                       48,439           32,710
Gain /(Loss) on disposal of assets                 17,779         (52,743)
Amortization of intangibles                       432,126          757,804
                                       ------------------------------------

Loss from operations                          (2,357,625)      (2,195,229)

Interest expense (income)                         112,689         (22,968)
                                       ------------------------------------

Pretax loss                                   (2,470,314)      (2,172,261)
Income tax (provision) benefit                    (1,381)          184,855
                                       ------------------------------------

Net loss before extraordinary item            (2,471,695)      (1,987,406)

Extraordinary item
Charge for early extinguishment of                      -          400,136
debt

                                       ------------------------------------

Net loss                                     $(2,471,695)     $(2,387,542)
                                       ====================================

Change in cumulative foreign                     $(1,772)          $18,110
translation adjustment                 ------------------------------------

Comprehensive loss                           $(2,473,467)     $(2,369,432)
                                       ====================================

Weighted average common shares                 10,493,984       10,091,064
outstanding                            ------------------------------------

Basic and diluted loss per share                  $(0.24)          $(0.24)



The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                               2001             2000
                                          ---------------------------------

Cash flows from operating activities             $234,831     $(1,686,337)

Cash flows from investing activities
   Notes receivable                                     -           40,000
   Release of deposits on acquisitions                  -        5,652,576
   Disposal (acquisition) of property              32,858        (365,938)
   and equipment
   Loans receivable, employee                           -         (22,941)
   Business acquisitions, net of cash                   -      (5,469,414)
   balances acquired                      ---------------------------------

Net cash provided by (used in) investing           32,858        (165,717)
activities

Cash flows from financing activities
   Notes payable stockholder, net                  14,000         (12,158)
   Net payments against line of credit            (4,528)                -
   Notes payable                                        -        (650,000)
   Issuance of common stock                             -        1,530,000
   Stock offering costs                                 -        (153,000)
   Capital lease payments                        (60,316)         (32,891)
                                          ---------------------------------

Net cash (used in) provided by financing         (50,844)          681,951
activities                                ---------------------------------

Impact of foreign exchange                        (1,772)         (18,498)
Net increase (decrease) in cash                   215,073      (1,188,601)

Cash, beginning of period                         182,552        1,531,708
                                          ---------------------------------

Cash, end of period                               397,625         $343,107
                                          =================================




The accompanying notes are an integral part of these condensed financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, GOING CONCERN AND REVENUE RECOGNITION

Basis of presentation

The consolidated financial statements of Internet Cable Corporation (the "Company") presented herein include the operations of its wholly owned subsidiaries Cable Systems Technical Services, Inc. (incorporated under the laws of Ontario, Canada) and Cable Systems Technical Services, Inc. (incorporated under the laws of Delaware), collectively referred to as "TSI", Internet Cable corporation NA (incorporated under the laws of Pennsylvania), and CAD Consultants, Inc. (incorporated under the laws of New Jersey) referred to as "CAD". The consolidated financial statements of Internet Cable Corporation have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports of Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.


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

Going concern

The Company has incurred significant losses from operations since inception. The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

o The Company experienced substantial downward pressures on its revenue during the fourth quarter of 2000, which has continued into 2001. This contributed to significant operational losses in these periods.
o Although the Company repaid its outstanding line of credit on August 2, 2001, it must immediately obtain additional funding and a new banking relationship to meet ongoing working capital requirements. Securing financing in light of the Company's financial position will likely prove challenging, and include onerous terms and (in the case of equity financing) carry with it substantial dilution for shareholders.
o The Company is subject to litigation, which could have a material impact on the financial position of the Company (see Note 5 - Commitments and contingencies)
o The above events have contributed to increased concerns among investors, key customers, prospects, and employees about the Company's viability going forward. As a result, on May

         24, 2001, there was a change in the Board and management of the Company. See Note 10- Board of Directors and management reorganization
         - for details on this reorganization.

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


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS141") an SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal yeas beginning after December 15, 2001, with earlier application permitted only in specified circumstances. Management is currently evaluating the expected impact of FAS 142.


NOTE 3 - LINE OF CREDIT

On August 15, 2000, the Company obtained a one-year $1,000,000 line of credit with a bank. The terms included, among other things, a line of credit based on certain qualified accounts receivable, collateralization by certain assets including but not limited to all accounts receivable, and an interest rate of prime plus 1% that increased by 3% on January 31, 2001 as a result of the default described below. At June 30, 2001, the prime rate was 6.75%. The loan covenants placed certain restrictions on the Company which, among other things, required the Company to maintain a minimum current ratio and a maximum leverage ratio, restricted certain distributions including dividends, restricted selling or otherwise disposing of certain property, limited the ability to incur additional debt, restricted the Company's ability to redeem capital stock, and restricted its ability to acquire or merge into other companies. As of June 30, 2001, the Company had drawn $493,472 against this line of credit.

The loan agreement also required the issuance of 32,990 warrants at market price, which vested immediately at a strike price of $6.0625 per share and which expire August 14, 2005. The Black-Scholes model assigned a value of $159,605 to these warrants. This amount has been recorded as a deferred financing cost in other current assets and is being amortized ratably over the life of the loan agreement. As such, $75,546 was amortized as interest expense in the period ending June 30, 2001. The remaining $24,207 will be amortized during the third quarter.

As of January 31, 2001, and for all monthly periods subsequent to that date through to August 2, 2001, the Company was in technical default of the loan covenants and/or collateral requirements as stipulated in the loan and security agreement and related documents associated with the line of credit from a bank. As of August 2, 2001, the loan has been repaid in full.


NOTE 4 - ACCRUED LEASE CANCELLATION CHARGE

As of June 1, 2001, the Company closed the West Chester office in Philadelphia, PA. The office was subject to an operating lease with monthly payments of $8,333 plus common area costs escalating to $9,167 per month in the final year ending March 2004. The costs relating to the discontinued office, totaling $485,290 have been charged to expense in the current quarter, as they have no substantive future use or benefit to the Company. Included in the costs expensed during the period are any remaining unamortized leasehold improvements.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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


NOTE 6 - LOSS PER SHARE

The Company has reported loss per share in accordance with Statement of Financial Accounting Standards No.128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2001, certain executives, key employees and investors have been granted a total of 9,761,012 warrants and options, 5,572,262,of which are currently vested, to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2001, as the results would be anti-dilutive since the Company reported losses from operations in the period.


NOTE 7 - CONCENTRATION OF RISK

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to select group of customers as follows:


                                 3 Months Ended          6 Months Ended
                                  June 30, 2001           June 30, 2001
                              --------------------   ---------------------

AOL/Time Warner               $581,014        30.2%  $1,222,615      37.3%
Rogers Cable Systems           538,336        27.9%     939,042      28.7%
IBM                            405,786        21.1%     405,786      12.4%
Cogeco Cable                   141,515         7.3%     397,093      12.1%
Other                          260,176        13.5%     309,280       9.5%
                          -------------------------------------------------
Total sales                 $1,926,827       100.0%   3,273,816     100.0%
                          =================================================


NOTE 8 - RELATED PARTY TRANSACTIONS

In June 2000, the then acting Chairman of the Board and Chief Executive Officer Michael Mulholland, loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. This loan was repaid from the proceeds of the exercise of options. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter of 2000, the Company repaid $40,000 of the loan. During the second quarter of 2001, Mr. Mulholland loaned the Company an additional $14,000 upon the same terms. No payments were made to June 30, 2001. As of June 30, 2001, the principal and accrued interest on the outstanding loan was $50,077 and $3,743 respectively.

In November 1999, a previous Chairman and CEO, Timothy Karnes loaned $50,000 to the Company. The terms of the loan include 10% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. No payments have been made on principal or interest. As of June 30, 2001 the principal and accrued interest on the outstanding loan was $50,000 and $9,106, respectively.

During the year ended December 31, 2000 and the quarter ended March 31, 2001, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at June 30, 2001 was $709,809 of which $655,540 was deferred by the executive officers.

NOTE 9 - DISPOSITION OF CAD CONSULTANTS, INC.

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

The pro forma unaudited consolidated results of operations for the three-month period ended June 30, for Internet Cable Corporation as though the operations of CAD had been closed as of January 1, 2000 is as follows:

                              3 Months ended      3 Months ended
                               June 30, 2001       June 30, 2000
                             ----------------     ---------------
Revenue                           $1,749,315          $2,337,636
Loss from operations               (992,010)         (1,114,923)
Net loss                         (1,050,516)         (1,192,811)
Weighted average common           10,493,984          10,188,740
shares outstanding
Net loss per share                   $(0.10)             $(0.12)


The pro forma unaudited consolidated results of operations for the six-month period ended June 30, for Internet Cable Corporation as though the operations of CAD had been closed as of January 1, 2000 is as follows:

                              6 Months ended      6 Months ended
                               June 30, 2001       June 30, 2000
                            -----------------     ---------------
Revenue                           $2,961,888         $4,417,950
Loss from operations             (2,196,175)        (2,047,369)
Net loss                         (2,309,429)        (2,267,235)
Weighted average common           10,493,984         10,191,064
shares outstanding
Net loss per share                   $(0.22)            $(0.22)


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

Joseph Melanson assumed the role of chairman and chief executive officer of the Company effective May 25, 2001. He had served as a director and president of the Company from January 2000, when Cable Systems Technical Services was acquired by the Company until February 12, 2001 when he resigned from the Board. Mr. Melanson made certain statements in his written resignation as a board member regarding concerns related to, among other things, "record-keeping' (see Form 8-K as filed February 20, 2001, incorporated herein by reference). As a result, the Company's audit committee commissioned a Rule 10A investigation, as defined by the Securities Act of 1934, to understand if the alleged concerns had any validity and to resolve this issue to permit the completion of the financial statements. During this time the Company was having severe liquidity problems and pending the outcome of a Rule 10A investigation, the Company was delinquent in the filing of its Form 10-KSB. The 10A investigation has been completed. The Company is satisfied with the results, and filed its 10-KSB on July 20, 2001. The failure to file its Form 10-KSB on time resulted in the Company's stock being de-listed from the OTC Bulletin Board on May 31, 2001. The Company's stock now trades on "the pink sheets". The Company intends to file for listing on the OTC Bulletin Board as soon as possible.


NOTE 11 - SUBSEQUENT EVENT

On August 1, 2001 the Company borrowed $250,000 from two stockholders for which the Company has issued two Promissory Notes in the principal amount of $125,000 each. These Notes bear interest at a rate of 9% per annum and are due and payable in full along with interest 120 days after issuance. The Notes are secured by certain assets of the Company. As additional consideration for the principal amount of the Notes, the Company has agreed to issue to each Holder a warrant to purchase up to 50,000 shares of Common stock of the Company at an exercise price of $0.15 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance.

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

During the second quarter, the Company entered into its first significant contract outside of the cable industry. The company provided broadband engineering services to IBM Corporation, supporting their efforts with integration and ongoing maintenance and support services for broadband cable systems installed in large shopping malls throughout the United States.

During the second quarter, the Company closed its first significant sale of its proprietary software, DQMC, to a major Canadian MSO, Rogers Cable Systems. DQMC is field proven certification and preventative maintenance software used to upgrade and maintain the broadband network infrastructure.

In June 2001 the Company successfully completed its first Return Path training seminar jointly offered by the Society of Telecommunications Engineers (the
SCTE), and the Company. This was the first seminar, which is part of an agreement entered into in January 2001, whereby the Company is to provide various broadband training courses to SCTE's cable industry membership of approximately 17,500 professionals. This relationship provides the Company with nominal incremental training revenue, but more importantly, recognition and awareness within the cable industry. The Company plans to leverage its training services relationship with the SCTE to enhance its marketing efforts. Planned activities include co-branded communications at trade shows, website marketing, and press releases aimed at promoting the Return Path training seminar series jointly offered by the SCTE and the Company. This training seminar includes courses developed by the Company and delivered at SCTE chosen venues by employees of the Company. The Company believes that this program with the SCTE will provide recognition for its training services within the cable industry and also provide increased general name recognition within its primary market segment.

Pro forma financials

On April 11, 2001 management closed operations of CAD and terminated all related employees. The pro forma financial information assumes the operations of CAD had been closed as of January 1. 2000.

Sales

Sales for the second quarter and year to date 2001 were $1,926,827 and $3,273,816, respectively. This represents a decrease of $822,545 or 29.9% from the second quarter of 2000 and a decrease of $1,888,127 or 36.6% year to date from the results of 2000. Pro forma sales, excluding the sales of CAD, for the second quarter and year to date 2001 were $1,749,315 and $2,961,888, respectively. This represents a decrease of $588,321 or 25.2% from the pro forma sales of $2,337,636 for the second quarter of 2000 and a decrease of $1,456,062 or 33.0% from the pro forma sales of $4,417,950 for the year to date in 2000. The Company experienced a substantial reduction in its revenue as a result of the loss of a significant customer during the fourth quarter of 2000, which has continued through the first half of 2001. The Company resumed work with that customer in certain locations during the third quarter of 2001. The Company completed certain contracts begun by CAD prior to its closure resulting in some additional revenue from CAD in the second quarter.

Cost of Sales

Direct costs for the second quarter and year to date 2001 were $820,861 and $1,575,030 respectively. This represents a reduction of $408,289 or 33.2% from the direct costs of $1,229,150 incurred in the second quarter of 2000 and a reduction of $698,690 or 30.7% from the direct costs of $2,273,720 incurred in the year to date in 2000. The decrease is a result of the lower sales volume experienced in the second quarter and year to date in 2001 versus 2000. Pro forma direct costs for the second quarter and year to date 2001 were $668,400 and $1,257,949, respectively. This represents a reduction of $297,343 or 30.8% from the direct costs of $965,743 incurred in the second quarter of 2000 and a reduction of $558,116 or 30.7% from the direct costs of $1,816,065 incurred in the year to date in 2000.


Indirect costs

Indirect costs for the second quarter and year to date 2001 were $609,940 and $1,297,657 respectively. Indirect costs were reduced by $108,269 or 15.1% from the second quarter of 2000 and were reduced by $72,127 or 5.3% from the level expended during the year to date in 2000. This category of expense includes the less variable type of project expenses such as project supervisors and long term lease vehicle costs. As the Company experienced a drop in revenues during the fourth quarter of 2000 and first half of 2001, the indirect costs were not as readily reduced. The Company sought to maintain its skilled workforce in order to avoid the cost of re-hiring and training new workers. During the second quarter of 2001, the Company commenced efforts at cost containment through the lay off of project supervisors and disposition of surplus assets thereby reducing indirect costs. As the majority of CAD's cost of goods sold was comprised of direct costs, the closure of CAD had little impact on indirect costs.


Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") decreased by 20.1% or $312,407 to $1,238,799 (64.3% of revenue) from $1,551,206 (56.4% of revenue)
during the second quarter of 2001 compared to the second quarter of 2000. The reduction in SG&A expense is attributable to cost containment efforts and non recurring expenditures made in 2000 relating to the West Chester office start up and development of the business plan. Included in cost reductions are salaries and related expenses, outside professional services, advertising and travel expenditures. Included with the SG&A expense during the second quarter and year to date 2001 is an amount of approximately $460,000 relating to the discontinued use of the West Chester property subject to a five-year operating lease.


Depreciation and amortization

The consolidated fixed assets of the Company amount to $1,790,489 with a net book value of $1,029,230. The most significant component of the fixed assets is technical testing equipment used by the technicians of TSI in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $61,509 and $51,007 for the quarter ended June 30 2001 and 2000 respectively. Total consolidated depreciation expense was $121,799 and $102,810 for the year to date in 2001 and 2000 respectively.

Amortization expense was $216,063 and $432,126 for the second quarter and year to date 2001 respectively. Amortization expense was $393,740 and $757,804 for the second quarter and year to date 2000. Goodwill is being amortized over five years using the straight-line method of amortization. The decrease in amortization expense in 2001 versus 2000 reflects the Company's decision in December 2000 to write off the goodwill associated with CAD due to the impairment of that asset. At June 30, 2001 the balance sheet reflects gross goodwill of $4,321,234, which relates solely to the TSI acquisition, net of accumulated amortization thereon.


Interest

The Company incurred net interest expense of $57,927 for the quarter ended June 30, 2001 and $112,689 for the year to date. In 2000 the Company earned net interest income of $19,561 for the quarter ended June 30, 2000 and $22,968 for the year to date. The interest charges for 2001 are largely related to the interest on the Company's line of credit borrowings as well as the interest expense associated with capitalized leases at TSI. The increase over 2000 is due to the fact that the line of credit was entered into and drawdowns were initiated in the third quarter of 2000.

Liquidity and capital resources

Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. During the third quarter of 2000, the Company secured additional funding through a $1 million line of credit, providing additional working capital secured by certain qualified accounts receivable. As of August 2, 2001 the Company repaid the line of credit in full, and the line of credit was cancelled. See Note 3 of Notes to the Financial Statements. At June 30, 2001, the Company had cash of $397,625; and the Company's current liabilities of $3,415,817 exceeded its current assets of $2,002,854 by $1,412,963 providing a current ratio of 0.59 to 1.0.

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

On August 1, 2001 the Company borrowed $250,000 from two stockholders for which the Company has issued two Promissory Notes of $125,000 each. These Notes bear interest at a rate of 9% per annum and are due and payable in full along with interest 120 days after issuance. As additional consideration for the principal amount of the Notes, the Company has agreed to issue to each Holder a warrant to purchase up to 50,000 shares of Common stock of the Company at an exercise price of $0.15 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance.

For the six-month period ended June 30, 2001, cash flow provided by operating activities amounted to $234,831. This amount was derived from the loss of $2,471,695, adding back non-cash expenditures of $536,146 and a net decrease in working capital of $2,170,380. The decrease in working capital was due to a reduction in business activity, resulting in, among other things, collection of accounts receivable and unbilled revenue and an increase in accounts payable, accrued charges and other current liabilities.

Investing activities for the period ended June 30, 2001 provided net cash in the amount of $32,858 due to the disposal of surplus fixed assets.

Cash used by financing activities for the period ended June 30, 2001 amounted to $50,844. This was comprised of a increase in stock holder notes payable in the amount of $14,000, payments against the line of credit in the amount of $4,528, net of advances, and repayment of capital leases in the amount of $60,316.

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


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

See the discussion above under "Management Discussion and Analysis - Liquidity and Capital Resources" for a description of default under the Company's line of credit as of June 30, 2001. The line of credit was repaid in full and cancelled effective August 2, 2001.


ITEM 5.  OTHER INFORMATION

For a description of the changes to the Company's management and Board of Directors, see Note 10 to the Financial Statements, Board of Directors and Management Reorganization.

The Company was late in filing its Annual Report on Form 10-KSB for the year ended December 31, 2000 as well as Form 10-QSB for the period ended March 31, 2001. For a discussion of the events relating to the late filings, see Note 10 to the Notes to the Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         None.


   (b)  Reports on Form 8-K


   DATE OF REPORT          ITEMS REPORTED          DESCRIPTION

   April 24, 2001          Item 5           Current Report - Closure of wireless
                                            division, Status of Form 12b-25
                                            filed March 29, 2001, Liquidity

   April 24, 2001          Item 5           Amended  Current Report - Closure of
                                            wireless division, Status of Form
                                            12b-25 filed March 29, 2001,
                                            Liquidity


   May 31, 2001            Item 5           Current Report - Change in Directors
                                            and Memorandum of Understanding

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation


/s/ Joseph M. Melanson                       Date signed: August 17, 2001
--------------------------------------
Joseph M. Melanson
Chairman and Chief Executive Officer



/s/ Jill Macdonald
----------------------------------------     Date signed: August 17, 2001
Jill Macdonald, Corporate Controller
(Principal Financial Officer)