Form 10QSB
period 2001-09-30
INTERNET CABLE CORP
filed 2001-11-14
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________


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


                                   87-0540291
        --------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


               195 RIVIERA DRIVE, UNIT 2, MARKHAM, ONTARIO L3R 5J6
        --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (905) 479-5974
        --------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]    No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2001 was 10,643,984 shares, all of one class (common stock), par value $0.001 per share.

                   INTERNET CABLE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Condensed Balance Sheet as of September 30, 2001                     3
        (unaudited)

         Condensed Statements of Operations (unaudited) for the               4
         three and nine-month periods ended
         September 30, 2000 and 2001

         Condensed Statements of Cash Flows (unaudited)                       6
         for the nine-month periods ended
         September 30, 2000 and 2001

         Notes to Condensed Financial Statements (unaudited)                  7

Item 2.  Management's Discussion and Analysis                                12
         of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                         September 30, 2001
                                                             (Unaudited)
                                                        -------------------

Current assets
Cash                                                           $282,548
Accounts receivable, net of allowance for doubtful              793,513
accounts of $161,505
Unbilled receivables                                            226,732
Inventories                                                     115,150
Prepaid expenses and other current assets                       103,760
                                                             ----------
Total current assets                                          1,521,703
Property and equipment - at cost, less accumulated              969,407
depreciation of $805,121
Goodwill and other intangibles, net of accumulated            2,808,802
amortization of $1,512,432                                   ----------
                                                             $5,299,912
                                                             ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
Notes payable, stockholders                                 $   100,077
Accounts payable and accrued expenses                         1,515,279
Accrued lease cancellation charge                                48,400
Accrued salaries and wages                                      950,316
Current portion of capital leases                               127,521
Promissory note payable                                         250,000
                                                         --------------
Total current liabilities                                     2,991,593

Stockholders' equity
Preferred Stock, $0.001 par value, 5,000,000 shares                   -
- authorized and no shares issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares                10,644
authorized, 10,643,984 shares issued and outstanding
Additional paid-in capital                                   18,882,827
Cumulative translation adjustments                               (3,514)
Accumulated deficit                                         (16,581,638)
                                                         --------------
Total stockholders' equity                                    2,308,319
                                                         --------------
                                                             $5,299,912
                                                         ==============


The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                     2001             2000
                                                 ------------     -----------
Sales and services                               $ 1,342,965      $ 3,259,723
Cost of sales
Direct costs                                         569,732        1,129,525
Indirect costs                                       400,232          828,364
Depreciation                                          45,252           43,752
                                                 ------------     ------------
Gross operating profit                               327,749        1,258,082

Operating costs
Selling, general and administrative expenses         529,434        1,158,635
Discontinued lease expense (recovery)               (410,132)              -
Depreciation                                          14,136           13,058
Gain on disposal of assets                            28,043           4,319
Amortization of intangibles                          216,063          378,902
                                                 ------------     ------------

Income (loss) from operations                          6,291         (288,194)

Interest expense                                      44,147           12,640
                                                 ------------     ------------


Net loss                                            $(37,856)       $(300,834)

Change in cumulative foreign translation              $5,015          $(9,721)
adjustment                                       ------------     ------------


Comprehensive loss                                  $(32,841)       $(310,555)
                                                 ============      ===========


Weighted average common shares outstanding        10,510,651       10,188,740
                                                 ------------      -----------

Basic and diluted loss per share                     $(0.003)          $(0.03)

The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                        2001           2000
                                                 ------------     ------------

Sales and services                               $ 4,616,781      $ 8,421,666
Cost of sales
Direct costs                                       2,144,762        3,403,245
Indirect costs                                     1,697,889        2,198,148
Depreciation                                         137,905          113,852
                                                 ------------     ------------
Gross operating profit                               636,225        2,706,421

Operating costs
Selling, general and administrative expenses       2,293,510        3,968,969
Discontinued lease expense                            48,400                -
Depreciation                                          43,283           35,745
Gain /(Loss) on disposal of assets                    45,822           48,424
Amortization of intangibles                          648,189        1,136,706
                                                 ------------     ------------

Loss from operations                              (2,351,335)      (2,483,423)
Interest expense (income)                            156,835          (10,328)
                                                 ------------     ------------

Pretax loss                                       (2,508,170)      (2,473,095)
Income tax (provision) benefit                        (1,381)         184,855
                                                 ------------     ------------

Net loss before extraordinary item                (2,509,551)      (2,288,240)
Charge for early extinguishment of debt                    -          400,136
                                                 ------------     ------------

Net loss                                         $(2,509,551)     $(2,688,376)
                                                 ============     ============


Change in cumulative foreign translation             $(6,787)          $8,777
adjustment                                       ------------      -----------

Comprehensive loss                               $(2,516,338)     $(2,679,599)
                                                 ============     ============

Weighted average common shares outstanding        10,510,651       10,210,864
                                                 ------------      -----------

Basic and diluted loss per share                      $(0.24)          $(0.26)


The accompanying notes are an integral part of these condensed financial statements

                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                      2001            2000
                                                    ---------     ------------

Cash flows from operating activities                $365,860      $(2,213,550)
Cash flows from investing activities
Notes receivable                                           -           40,000
Release of deposits on acquisitions                        -        5,652,576
Disposal (acquisition) of property and                64,963         (444,127)
equipment
Loans receivable, employee                                 -          (14,200)
Business acquisitions, net of cash                         -       (5,469,414)
balances acquired                                   ---------     ------------

Net cash provided by (used in) investing              64,963         (235,165)
activities

Cash flows from financing activities
Proceeds from line of credit                               -          450,000
Notes payable stockholder, net                        14,000          (43,923)
Net payments against line of credit                 (498,000)               -
Notes payable, net                                   250,000         (665,365)
Proceeds from issuance of common stock                     -        1,633,696
Stock offering costs                                       -         (153,000)
Capital lease payments                               (90,033)         (34,539)
                                                    ---------     ------------

Net cash (used in) provided by financing            (324,033)       1,186,869
activities                                          ---------     ------------

Impact of foreign exchange on cash held                6,794           (8,777)
in foreign currency
Net increase (decrease) in cash                       99,996       (1,270,623)
Cash, beginning of period                            182,552        1,531,708
                                                    ---------     ------------

Cash, end of period                                 $282,548         $261,085
                                                    =========     ============


The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION, GOING CONCERN AND REVENUE RECOGNITION

Basis of presentation

The condensed financial statements of Internet Cable Corporation (the "Company") presented herein include the operations of its wholly owned subsidiaries Cable Systems Technical Services, Inc. (incorporated under the laws of Ontario, Canada), Cable Systems Technical Services, Inc. (incorporated under the laws of Delaware) and Cable Systems TSI, NA (incorporated under the laws of Delaware), collectively referred to as "TSI", Internet Cable corporation NA (incorporated under the laws of Pennsylvania), and CAD Consultants, Inc. (incorporated under the laws of New Jersey) referred to as "CAD". The condensed financial statements of Internet Cable Corporation have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports of Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Going concern

The Company has incurred significant losses from operations since inception. The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

      o The Company experienced substantial downward pressures on its revenue during the fourth quarter of 2000, which has continued through 2001 with the slow down in the US economy and the cut backs in capital expenditures by major cable operators. This contributed to significant operational losses in these periods.

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

      o The Company is subject to litigation, which could have a material impact on the financial position of the Company (see Note 4 - Commitments and contingencies)

Accordingly, the Company is seeking additional funding in the near term but if management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. The Company is also addressing its overhead structure and, as a result, closed its West Chester, Pennsylvania corporate headquarters during the second quarter. During the third quarter, the Company made significant reductions in expenditures and negotiated settlement of a number of liabilities for shares of common stock. The Company has applied accounting principles based on the Company continuing as a going concern. There remains substantial doubt about the Company's ability to continue as a going concern and therefore about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary if the entity is unable to continue as a going concern.

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

NOTE 2 - PROMISSORY NOTE PAYABLE

On August 1, 2001 the Company borrowed $250,000 from two stockholders for which the Company has issued two Promissory Notes in the principal amount of $125,000 each. These Notes bear interest at a rate of 9% per annum and are due and payable in full along with interest 120 days after issuance. The Notes are secured by certain assets of the Company.

In connection with the issuance of these Notes, the Company agreed to issue to the holders warrants to purchase up to a total of 100,000 shares of Common stock of the Company at an exercise price of $0.15 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance. The Black-Scholes model assigned a value of $14,200 to these warrants. This amount has been recorded as a deferred financing cost in other current assets and is being amortized ratably over the life of the Promissory Notes. As such, $9,467 was amortized as interest expense in the period ending September 30, 2001. The remaining $4,733 will be amortized during the fourth quarter of 2001.

On August 15, 2000 the Company obtained a one-year $1,000,000 line of credit with a bank. This line of credit was repaid in full on August 1, 2001. The loan agreement required the issuance of 32,990 warrants at market price, which vested immediately at a strike price of $6.0625 per share and which expire August 14, 2005. The Black Scholes model assigned a value of $159,605 to these warrants. This amount was recorded as a deferred financing cost in other current assets and was being amortized over the life of the loan agreement. The remaining balance of $24,207 was amortized as interest expense in the period ending September 30, 2001.

NOTE 3 - ACCRUED LEASE CANCELLATION CHARGE

As of June 1, 2001, the Company closed the West Chester office in Pennsylvania. The office was subject to an operating lease with monthly payments of $8,333 plus common area costs escalating to $9,167 per month in the final year ending March 2004. The costs relating to the discontinued office, totaling $458,532 was charged to expense in the second quarter, as they have no substantive future use or benefit to the Company. Included in the costs expensed during the second quarter were any remaining unamortized leasehold improvements.

In October 2001 an agreement was reached satisfying in full the lease obligation related to the West Chester office. The Company agreed to issue 220,000 shares of common stock for full settlement of any and all obligations under the lease including, but not limited to, any and all rent, taxes, attorney fees and any and all other obligations whether past due or continuing. These shares will be valued at the closing price of the Common Stock on the date the agreement was entered into, October 4, 2001. As a result of the settlement, the Company has reversed in the current quarter $410,132 of the accrued lease expense in the second quarter.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On March 31, 2000, a complaint was filed by James A. Sims, Jr. against the Company in the Court of Common Pleas for the Ninth Judicial Circuit, County of Charleston, South Carolina. The complaint alleges that the Company is a successor by merger to Internet Channel, Inc. ("Internet Channel"), a company in which the plaintiff claims to have had an equity interest. The complaint further alleges that the Company failed to redeem plaintiff's equity interest in Internet Channel or to exchange the Company's stock for the plaintiff's equity interest in Internet Channel as part of the alleged merger. The complaint also alleges that the Company altered certain account and loan documents in connection with the alleged merger, failed to observe corporate formalities or comply with statutory laws governing corporations and issued stock to controlling persons without adequate consideration. The plaintiff seeks actual damages in an amount to be determined at trial, which plaintiff believes is at least $25 million, together with punitive damages, pre-judgment interest, costs and attorney's fees. A complaint, alleging similar facts, was filed on September 8, 2000 by Jeff Adair against the Company in the same court. Mr. Adair's complaint seeks similar damages, except that the plaintiff expresses no view as to the minimum level of damages. In June 2000, the Company filed an answer to the complaint brought by Mr. Sims and in February 2001 the Company filed an answer to the complaint brought by Mr. Adair. The Company and Mr. Adair have agreed to a settlement consisting of payment by the company to Mr. Adair of $6,000 in cash and the issuance of shares of Common Stock valued at $40,000. The action brought by Mr. Sims is currently in discovery. Management is currently assessing the merits and other aspects of this claim. The Company believes it has good defenses which it intends to vigorously pursue, but cannot be assured of the outcome.

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

The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania on or about November 9, 2001. The plaintiffs, Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard H. Steele and William J. Flounders, are each former management members of the Company who resigned in May 2001 pursuant to the terms of a settlement agreement entered into at that time by such individuals and Hovey Aiken III, a principal shareholder of the Company. The terms of that agreement were previously disclosed in an 8-K filed on May 31, 2001. The plaintiffs allege, among other things, that because the Company failed to timely pay approximately $660,000 in amounts claimed under the settlement agreement for back wages, they are now owed in excess of $1,600,000, representing collective past and future amounts claimed to be owing under their employment contracts, plus statutory penalties equal to 25% of their unpaid wages, interest, attorneys fees and other amounts. The lawsuit also names as defendants Messrs. Joseph Melanson, the Company's CEO, and Hovey Aiken. In addition to compensatory damages, the plaintiffs seek punitive damages against such individuals for, among other things, their alleged misrepresentations and false promises of prompt payment of wages claimed to be due and owing to the plaintiffs. The Company intends to vigorously defend itself against this action, and believes that it has good defenses to the claims. However, we cannot assure that the Company will be successful, and that an adverse outcome will not occur which could materially impact the financial position of the Company.

The Company may be engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of any such matters will not have material adverse effect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.

NOTE 5 - LOSS PER SHARE

The Company has reported loss per share in accordance with Statement of Financial Accounting Standards No.128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2001, certain executives, key employees and investors have been granted a total of 9,761,012 warrants and options, 5,572,262, of which are currently vested, to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2001, as the results would be anti-dilutive since the Company reported losses from operations in the period.

NOTE 6 - CONCENTRATION OF RISK

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to select group of customers as follows:

                               3 Months Ended              9 Months Ended
                             September 30, 2001          September 30, 2001
                            ---------------------      -----------------------

Rogers Cable Systems        $594,316        44.3%      $  1,533,358      33.2%
AOL/Time Warner              232,193        17.3%         1,454,809      31.5%
AT&T                         243,178        18.1%           243,178       5.3%
IBM                               -            -            405,786       8.8%
Cogeco Cable                 149,827        11.1%           546,920      11.8%
Other                        123,451         9.2%           432,730       9.4%
Total sales               $1,342,965       100.0%         4,616,781     100.0%



NOTE 7 - RELATED PARTY TRANSACTIONS

In June 2000, the then acting Chairman of the Board and Chief Executive Officer Michael Mulholland, loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. This loan was repaid from the proceeds of the exercise of options. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter of 2000, the Company repaid $40,000 of the loan. During the second quarter of 2001, Mr. Mulholland loaned the Company an additional $14,000 upon the same terms. No payments were made to September 30, 2001. As of September 30, 2001, the principal and accrued interest on the outstanding loan was $50,077 and $3,794 respectively.

In November 1999, a previous Chairman and CEO, Timothy Karnes loaned $50,000 to the Company. The terms of the loan include 10% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. No payments have been made on principal or interest. As of September 30, 2001 the principal and accrued interest on the outstanding loan was $50,000 and $10,380, respectively. During the fourth quarter, the Company and Mr. Karnes agreed to terms of settlement for all amounts owed, see Note 11 to the Financial Statements.

During the year ended December 31, 2000 and the quarter ended March 31, 2001, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at September 30, 2001 was $955,616 of which $729,193 was deferred by the executive officers. During the third quarter an additional $73,653 in executive officer salaries was deferred. Certain executive officers salaries have been deferred since June 30, 2000.

On October 4, 2001, Mr. Joseph Melanson, the Company's CEO, agreed to purchase $75,000 worth of Common Stock from the Company at a price equal to the market price at that date, $ 0.15 per share. Payment of the purchase price is to be made through the cancellation of $75,000 in back wages owing to Mr. Melanson. At September 30, the Company owed Mr. Melanson approximately $125,000 in accrued and unpaid wages. The Company has agreed to grant Mr. Melanson piggyback registration rights for resale of these shares.

NOTE 8 - DISPOSITION OF CAD CONSULTANTS, INC.

At a board meeting held on March 2, 2001, the board approved a resolution authorizing the management of the Company to pursue the sale or other disposition of CAD. The Company's management believed that the core business of CAD, a wireless integrator, does not possess a strong enough strategic fit with the current focus of the

Company, which is to become the preferred vendor for outsourcing upgrades and maintenance of cable plants. Additionally, management had determined that continued funding of CAD's operating losses is not in the best interest of its shareholders. As a result of this decision, the Company took steps to seek the best solution in the sale, disposal or closure of CAD. The Company did enter into negotiations with one potential buyer, but failed to arrive at mutually acceptable terms. Therefore, on April 11, 2001, management closed down the operations of CAD and terminated all related employees. Mr. Craig Lerman, who was the sole shareholder of CAD prior to its acquisition by the Company and who served as Wireless Division President of the Company until the closing of CAD, has chosen to continue the business of CAD. He has assisted in collecting outstanding accounts receivable and, for a fee, to complete short term pending projects related to the CAD business. No definitive agreements have been entered into with Mr. Lerman concerning the transition. Due to the failure to come to terms with Craig Lerman, the former principal of CAD, concerning the termination, the Company is potentially exposed to additional claims. While the Company expects to resolve such claims without litigation the Company cannot assure that it will be able to do so.

Th pro forma unaudited consolidated results of operations for the three-month period ended September 30, for Internet Cable Corporation as though the operations of CAD had been closed as of January 1, 2000 is as follows:

                                           3 Months ended       3 Months ended
                                         September 30, 2001   September 30, 2000
                                         ------------------   ------------------
Revenue                                     $1,263,903          $3,011,625
Loss from operations                          (460,240)           (247,505)
Net loss                                      (506,593)           (260,145)
Weighted average common shares              10,510,651          10,188,740
outstanding
Net loss per share                              $(0.05)             $(0.03)


The pro forma unaudited consolidated results of operations for the nine-month period ended September 30, for Internet Cable Corporation as though the operations of CAD had been closed as of January 1, 2000 is as follows:


                                           9 Months ended       9 Months ended
                                         September 30, 2001   September 30, 2000
                                         ------------------   ------------------
Revenue                                      $4,225,791         $7,429,572
Loss from operations                         (2,656,416)        (2,294,873)
Net loss                                     (2,816,022)        (2,849,372)
Weighted average common shares               10,510,651         10,210,864
outstanding
Net loss per share                               $(0.27)            $(0.28)



NOTE 10 - SUBSEQUENT ISSUANCE OF COMMON STOCK

During October 2001 the Company agreed to settle approximately $563,000 in outstanding liabilities in consideration for the issuance of 800,000 shares of Common Stock. Principal components of these liabilities include approximately $458,000 owing under an existing lease for the Company's former offices in Pennsylvania, see Note 3 to the Financial Statements, $75,000 owing to Mr. Melanson for unpaid compensation and $30,000 owing for unpaid professional fees.

NOTE 11 - CHANGE IN BOARD OF DIRECTORS

On October 29, 2001 Timothy Karnes resigned from his position on the Board of Directors of the Company. The resignation was pursuant to a Memorandum of Understanding as of the same date entered into between Mr. Karnes and the Company. The terms of the Memorandum include arrangements for payment of certain past salary due to

Mr. Karnes ($21,917.81) and settlement of loans previously advanced to the Company in the principal amount of $50,000 with accrued interest of $10,380 thereon. Both Mr. Karnes and the Company acknowledge that the Company currently does not have the ability to pay such outstanding amounts without incurring substantial detriment to its operations. The Company paid Mr. Karnes $7,000 upon execution of the agreement and agreed to pay the balance at a minimum rate of $1,000 per month, subject to the Company raising additional funds in a contemplated private financing and subject to an increased payment rate depending on the success of the financing.


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

GENERAL

The Company's primary business focus is to provide broadband engineering services to the North American and other emerging broadband markets. Major cable operators engage the Company's services to upgrade, maintain and expand the technical network infrastructure (cable plant facilities and networks) underlying their delivery of new, robust broadband services, including high-speed Internet access, cable-phone (telephony), digital and interactive TV cable, pay-per-view, alarm monitoring and smart home devices. The Company is also a provider of broadband training and broadband diagnostic software products.

Pro forma financials

On April 11, 2001 management closed operations of CAD and terminated all related employees. The pro forma financial information assumes the operations of CAD had been closed as of January 1, 2000.

Sales

Sales for the third quarter and year to date 2001 were $1,342,965 and $4,616,781 respectively. This represents a decrease of $1,916,758 or 58.8% from the third quarter of 2000 and a decrease of $3,804,885 or 45.2% year to date from the results of 2000. Pro forma sales, excluding the sales of CAD, for the third quarter and year to date 2001 were $1,263,903 and $4,225,791, respectively. This represents a decrease of $1,747,722 or 58.0% from the pro forma sales of $3,011,625 for the third quarter of 2000 and a decrease of $3,203,781 or 43.1% from the pro forma sales of $7,429,572 for the year to date in 2000. The reduction in the Company's revenue can primarily be attributed to a decrease in the volume of its business. The Company experienced a substantial reduction in its revenue as a result of the loss of a significant customer during the fourth quarter of 2000, which has continued through 2001. The Company believes that the economic slowdown in the US combined with the reduction in capital expenditures by the telecommunication industry has resulted in a continuation of the reduction in revenue for the Company.

Cost of Sales

Direct costs for the third quarter and year to date 2001 were $569,732 and $2,144,762 respectively. This represents a reduction of $559,793 or 49.6% from the direct costs of $1,129,525 incurred in the third quarter of 2000 and a reduction of $1,258,483 or 37.0% from the direct costs of $3,403,245 incurred in the year to date in 2000. The decrease is a result of the lower sales volume experienced in the third quarter and year to date in 2001 versus 2000. Pro forma direct costs for the third quarter and year to date 2001 were $534,341 and $1,792,290, respectively. This represents a reduction of $443,655 or 45.4% from the direct costs of $977,996 incurred in the third quarter of 2000 and a reduction of $1,001,772 or 35.8% from the direct costs of $2,794,062 incurred in the year to date in 2000.

Indirect costs

Indirect costs for the third quarter and year to date 2001 were $400,232 and $1,697,889 respectively. Indirect costs were reduced by $428,132 or 51.7% from the third quarter of 2000 and were reduced by $500,259 or 22.8% from the level expended during the year to date in 2000. This category of expense includes the less variable type of project expenses such as project supervisors and long term lease vehicle costs. As the Company experienced a drop in revenues since the fourth quarter of 2000, the indirect costs were not as readily reduced. The Company sought to maintain its skilled workforce in order to avoid the cost of re-hiring and training new workers. During the second quarter of 2001, the Company commenced efforts at cost containment through the lay off of project supervisors and disposition of surplus assets thereby reducing indirect costs. These cost containment efforts have continued through the third quarter as business has remained slow. As the majority of CAD's cost of goods sold was comprised of direct costs, the closure of CAD had little impact on indirect costs.

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") for the third quarter and year to date 2001 were $529,434 (39.4% of revenue) and $2,293,510 (49.6% of revenue) respectively. SG&A costs were reduced by $629,201 or 54.3% from $1,158,635 during the third quarter of 2001 compared to the third quarter of 2000 and were reduced by $1,675,459 or 42.2% compared to the level expended during the year to date in 2000. The reduction in SG&A expense is attributable to cost containment efforts including the closure of the West Chester, Pennsylvania office and reduction in executive salaries and related expenses. Other cost reductions include outside professional services, advertising and travel expenditures. During the second quarter of 2001, the Company recorded a noncash SGA expense of approximately $458,000 relating to the discontinued use of the West Chester property subject to a five-year operating lease. During the third quarter, the Company reached an agreement that costs relating to the West Chester property lease would be settled for 220,000 shares of common stock of the Company. These shares have been valued at approximately $48,400. As a consequence, approximately $410,000 of expense relating to the office closure have been reversed in the third quarter.

Depreciation and amortization

The consolidated fixed assets of the Company amount to $1,774,528 with a net book value of $969,407. The most significant component of the fixed assets is technical testing equipment used by the technicians of TSI in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $59,388 and $56,810 for the quarters ended

September 30 2001 and 2000 respectively. Total consolidated depreciation expense was $181,188 and $149,597 for the year to date in 2001 and 2000 respectively.

Amortization expense was $216,063 and $648,189 for the third quarter and year to date 2001 respectively. Amortization expense was $378,902 and $1,136,706 for the third quarter and year to date 2000. Goodwill is being amortized over five years using the straight-line method of amortization. The decrease in amortization expense in 2001 versus 2000 reflects the Company's decision in December 2000 to write off the goodwill associated with CAD due to the impairment of that asset. At September 30, 2001 the balance sheet reflects gross goodwill of $4,321,234, which relates solely to the TSI acquisition, net of accumulated amortization thereon.

Interest

The Company incurred net interest expense of $44,147 for the quarter ended September 30, 2001 and $156,835 for the year to date. In 2000 the Company had net interest expense of $12,640 for the quarter ended September 30, 2000 and net interest income of $10,328 for the year to date. The interest charges for 2001 are largely related to the interest on the Company's line of credit borrowings as well as the interest expense associated with capitalized leases at TSI, the amortization of the deferred finance charges associated with the warrants issued with the Notes Payable and the amortization of the deferred finance charges associated with the warrants issued with the bank Line of Credit. The increase in interest expense in the year to date for 2001 as compared to the year to date in 2000 is the result of the increase in the Company's indebtedness commencing in the third quarter of 2000.

Liquidity and capital resources

Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. During the third quarter of 2000, the Company secured additional funding through a $1 million line of credit, providing additional working capital secured by certain qualified accounts receivable. As of August 2, 2001 the Company repaid the line of credit in full, and the line of credit was cancelled. At September 30, 2001, the Company had cash of $282,548; and the Company's current liabilities of $2,991,593 exceeded its current assets of $1,521,703 by $1,469,890 providing a current ratio of 0.50 to 1.0. The Company is in need of additional financing to satisfy its immediate working capital requirements. Accordingly, the Company is seeking additional funding. If management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. The Company is also addressing its overhead structure and, as a result, has closed its West Chester corporate headquarters and made numerous reductions in expenditures. See Note 1, of the Notes to the Financial Statements concerning doubt as to the Company's ability to continue as a going concern.

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

On August 1, 2001 the Company borrowed $250,000 from two stockholders for which the Company has issued two Promissory Notes of $125,000 each. These Notes bear interest at a rate of 9% per annum and are due and payable in full along with interest 120 days after issuance. As additional consideration for these borrowings, the Company has agreed to issue to each Holder a warrant to purchase up to 50,000 shares of Common stock of the Company at an exercise price of $0.15 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance.

For the nine-month period ended September 30, 2001, cash flow provided by operating activities amounted to $365,860. This amount was derived from the loss of $2,509,551, adding back non-cash expenditures of $794,135, principally depreciation and amortization, and a net decrease in working capital of $2,081,276. The decrease in working capital was due to a reduction in business activity, resulting in, among other things, collection of accounts receivable, the billing and subsequent collection of unbilled revenue and an increase in accounts payable, accrued charges and other current liabilities.

Investing activities for the period ended September 30, 2001 provided net cash in the amount of $64,963 due to the disposal of surplus fixed assets.

Cash used by financing activities for the period ended September 30, 2001 amounted to $324,033. This was comprised of an increase in stockholder notes payable in the amount of $14,000, proceeds from the Promissory Notes payable in the amount of $250,000, payments against the line of credit in the amount of $498,000, and repayment of capital leases in the amount of $90,033.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and Mr. Adair have agreed to a settlement consisting of payment by the company to Mr. Adair of $6,000 in cash and the issuance of shares of Common Stock valued at $40,000.

The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania on or about November 9, 2001. The plaintiffs, Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard H. Steele and William J. Flounders, are each former management members of the Company who resigned in May 2001 pursuant to the terms of a settlement agreement entered into at that time by such individuals and Hovey Aiken III, a principal shareholder of the Company. The terms of that agreement were previously disclosed in an 8-K filed on May 31, 2001. The plaintiffs allege, among other things, that because the Company failed to timely pay approximately $660,000 in amounts claimed under the settlement agreement for back wages, they are now owed in excess of $1,600,000, representing collective past and future amounts claimed to be owing under their employment contracts, plus statutory penalties equal to 25% of their unpaid wages, interest, attorneys fees and other amounts. The lawsuit also names as defendants Messrs. Joseph Melanson, the Company's CEO, and Hovey Aiken. In addition to compensatory damages, the plaintiffs seek punitive damages against such individuals for, among other things, their alleged misrepresentations and false promises of prompt payment of wages claimed to be due and owing to the plaintiffs. The Company intends to vigorously defend itself against this action, and believes that it has good defenses to the claims. However, we cannot assure that the Company will be successful, and that an adverse outcome will not occur which could materially impact the financial position of the Company.

For a discussion of certain other legal proceedings to which the Company is a party, see the Company's Annual Reports on Form 10-KSB for the year ended December 31, 2000 and Form 10-QSB for the periods ended March 31 and June 30, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During October, 2001, the Company sold an aggregate of 220,000 shares of Common Stock in consideration for the settlement of outstanding liabilities aggregating approximately $458,000. The Company did not receive any new cash proceeds from the sale of these shares. These liabilities were in favor of a limited number of sophisticated or accredited investors The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for the offer and sale of these shares.

ITEM 5. OTHER INFORMATION

Effective October 29, 2001, Mr. Timothy Karnes resigned as a director of the Company. See Note 11 to the Financial Statements, Change in Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              None.

        (b)   Reports on Form 8-K

    DATE OF REPORT             ITEMS REPORTED             DESCRIPTION
    --------------             --------------             -----------

    September 26, 2001             Item 4            Current Report - Change in
                                                     Registrant's Certifying
                                                     Accountant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation


/s/ JOSEPH M. MELANSON                         Date signed:  November 14, 2001
------------------------------------
Joseph M. Melanson
Chairman and Chief Executive Officer



/s/ JILL MACDONALD                             Date signed:  November 14, 2001
------------------------------------
Jill Macdonald, Corporate Controller
(Principal Financial Officer)