Form 10KSB
period 2001-12-31
INTERNET CABLE CORP
filed 2002-04-25
CIK 1075202

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

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


                                     NEVADA
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   87-0540291
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


           195 Riviera Drive, Unit 2, Markham, Ontario, Canada L3R 5J6
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (313) 218-2276
                                 --------------
              (Registrant's telephone number, including area code)




         Securities registered under Section 12(b) of The Exchange Act:
                            Title of each class: NONE

            Name of each exchange on which registered: NOT APPLICABLE

         Securities registered under Section 12(g) of the Exchange Act:

Title of each class: COMMON STOCK, $0.001 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $5,764,629

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using the average of the high and low prices on March 22, 2002, was $9,033,106.

The number of shares outstanding of the issuer's common stock, as of March 22, 2001, was 12,722,684 shares.

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

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         Internet Cable Corporation ("ICC" or the "Company") was incorporated in the State of Nevada on February 15, 1995, under the name of Firenze, Ltd. The Company changed its corporate name to Internet Cable Corp. on July 15, 1997 and then to Internet Cable Corporation on September 12, 1997. The Company focused its business in March 1997 on high speed Internet access via cable television lines, commonly known as data-over-cable communication. In January 2000, the Company completed a private placement of equity, which raised gross proceeds of approximately $9.1 million. Approximately $5.4 million of the proceeds from the private placement were utilized to complete two acquisitions that formed the cornerstone of the Company's new strategic business plan. These two acquisitions allowed the Company to execute its new focus on delivering broadband infrastructure services to the North American cable industry and emerging markets. As used herein, unless otherwise required by the context, "Company" refers to ICC and its direct and indirect subsidiaries.

BUSINESS SUMMARY

         Internet Cable Corporation's primary business is to provide infrastructure engineering services to the North American broadband markets. Services provided by broadband operators include high-speed Internet access, broadband-phone (telephony), digital video, digital audio, video on demand
(VOD), narrowcasting and web-enabled services of all types. Internet Cable Corporation provides major broadband cable operators with services to upgrade, maintain, and expand their network infrastructure to facilitate the delivery of new broadband services.

         Internet Cable Corporation's professional services, include, but are not limited to, system engineering, plant reconstruction, network auditing, troubleshooting, sweep, hardening (correcting trouble spots), ongoing network performance monitoring and maintenance (maintaining the network at standards required by contracted service levels). Services are delivered through Internet Cable Corporation's professional services division, Cable Systems Technical Services Inc., which is ISO 9002 certified. The Company's professional services are offered on a project and recurring revenue basis. As an extension of Internet Cable's services, the Company offers in-house training and mentoring programs for broadband operator's technicians. These services are designed to facilitate skill development in various areas of service deployment and network maintenance. Rapidly changing technology dictates a need for ongoing training. Internet Cable Corporation delivers these services directly to the broadband operators, as well as through its training partnership with the Society of Cable Telecommunications Engineers (SCTE) - the recognized technical association of the cable broadband industry.

         Cable operators have identified the need for contracted maintenance support to ensure the delivery of high quality service. Cable operators need reliable high performance infrastructure in order to launch their new broadband services. The Company provides a comprehensive solution to cable operators' infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. The Company also provides field-proven certification and preventative maintenance methodologies needed to upgrade and maintain the broadband network infrastructure. The methodology employed is the Company's intellectual property known as DQMC, which is proprietary software written by programmers on staff. The Company sells the software together with a user license and annual service fee. The customer may then retain the Company to deploy DQMC services as required. The software system is used in conjunction with spectrum analyzers and bit error rate test instruments to certify and audit the individual cable sections commonly referred to as nodes. In some cases the Company has rented complete systems together with the equipment to broadband operators. While in other cases the Company has provided a system engineer to administer the node audit at an additional cost.

         The Company's value added training and mentoring programs extend the skill-sets of the customer's in-house technicians. The Company helps cable operators provide new broadband revenue sources by ensuring system reliability, which is crucial for customer satisfaction and profitability.

         The cable operators shortage of advanced in-house technical staff for rebuilds, certification and ongoing maintenance of the broadband network infrastructure places a severe constraint on their new revenue capacity. Furthermore, the broadband engineering services provider market, in which the Company competes, is highly fragmented regionally. As a result, the large cable operator is faced with the difficult task of managing multiple subcontractors and suppliers, increasing both the time and cost of infrastructure development. The Company believes that these factors may be inhibiting the growth of broadband market share for the cable industry. The Company seeks to fill a strategic void for major cable operators by providing competent, technical experts able to provide comprehensive solutions in all facets of their network requirements.

CABLE INDUSTRY BACKGROUND

         Historically, cable operators have focused on the delivery of traditional, one-directional services (cable television) to their subscribers. In recent years, however, the rising popularity of the Internet and the growth of on-line shopping, on-line entertainment and home-based workers (telecommuting) have created growing commercial and consumer demand for enhanced information services. In order to gain business in these markets, cable operators have become broadband operators by upgrading their infrastructures with fiber optics and two-way coaxial equipment.

         In order for cable operators to deliver these services and grow their subscriber revenue, cable operators must upgrade and subsequently maintain their network infrastructure - at high levels of reliability - to enable the promise of broadband information delivery. Many cable operators have internal limitations (lack of in-house technical skills and/or capital constraints) that prevent them from upgrading and maintaining their networks on their own to the reliability levels needed for the delivery of broadband services. This represents an opportunity for companies like Internet Cable to provide services such as two-way plant installation, node certification, and maintenance, to cable operators who have neither the manpower, time or expertise to implement these advanced services on their own.

         Further, many cable operators are providing additional services to their customers, such as interactive commerce and video on demand, which would require plant expansion to increase revenue and remain competitive.

GROWTH STRATEGY

         The Company is focused on the continued growth and expansion of its core business lines: broadband infrastructure services and training solutions. A major component of the Company's future strategy in the cable market is to continue to expand its current project-based engineering services into the area of outsourced maintenance services in a recurring revenue model. Under this model, the Company would provide maintenance services to a cable operator on a contractual basis for a fixed fee per subscriber, per month. The Company entered into its first such contract during the fourth quarter of 2001. The Company believes that broadband operators will have difficulty achieving their revenue goals for their broadband initiatives without quality ongoing maintenance of their broadband network infrastructure. As a result, operators will be required to make a significant investment in the area of maintenance.

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

         Moving forward, the Company's vision is to form collaborative relationships with cable operators whereby the Company serves as the cable operators' outsourcing partner, delivering a total solution for the maintenance of their broadband network infrastructure, as well as staff training, in a recurring revenue model. As it pursues a recurring revenue business model focused in the area of outsourced maintenance, the Company will continue to market and deliver its traditional project-based engineering services (cable plant rebuilds, certification, sweeping and hardening) and training/mentoring services for cable operators. The Company believes there is opportunity for significant growth of these business lines over the next one to three years, but anticipates that the need for these traditional services will not mature until 2004 to 2005. The Company attributes the maturing of this growth to an increasing shift in the needs of major cable operators to maintenance, after the
1.3 million miles of cable plant in the United States is rebuilt and certified for broadband service delivery.

         The Company introduced the ICC Systems Engineering Group in 2002, which will provide cable operators with head end system design, layout engineering, implementation planning and logistical support. This service will enable cable operators to launch high speed data, video on demand and iTV services on new digital platforms. The Company anticipates the synergies between professional services and the ICC Systems Engineering Group will provide additional growth from the current customer base.

EXECUTION STRATEGY

         The Company currently performs engineering services for leading North American broadband operators in the areas of reconstruction, certification, sweeping, hardening and maintenance. The Company strives to maintain a reputation for quality with these operators. Many of these current projects and new anticipated projects have an estimated average duration of up to 18 months. The Company projects that it has a 12 to 36 month window of opportunity to advance its growth strategy in the area of outsourced maintenance, fiber optic technology solutions and head end services. During this period, the Company believes that it will have a significant competitive advantage to win long-term maintenance support business from these operators for several reasons: 1) the Company has built a solid reputation with several major multiple system operators ("MSOs") by providing proven methodologies (node certification), and advanced technology (DQMC) demonstrated on reconstruction and certification projects, 2) after having successfully rebuilt and/or certified an operator's end-to-end broadband network infrastructure, the Company becomes the most experienced and logical choice to maintain this cable network over the long term, 3) by offering maintenance-related training services and personnel productivity monitoring solutions, the Company can directly demonstrate its value to augment or replace internal staff on an outsourced basis, and 4) the expertise acquired with the Systems Engineering Group should positively impact future business for professional services.

CUSTOMERS

         The Company's customers include large cable operators in the North American marketplace who have concentrations of regional subscribers and expertise at providing a myriad of cable broadband services (digital cable, high speed Internet access, cable telephony). These customers include, but are not limited to WideOpenWest or WOW, an MSO operating in the Columbus, Cleveland, Detroit and Chicago markets, AT&T Broadband, Rogers Cablesystems, Cogeco Cable and AOL/Time Warner. Due to the limited number of broadband plant operators and the continuing consolidation in the industry, the Company has a high concentration of sales to a select group of customers. In 2001, 40.9% of revenue was concentrated in Rogers Cablesystems and 19.9% in AOL/Time Warner. Concentration of revenue in just a few MSOs could have a material adverse effect on the Company's business, financial condition and results of operations. If an MSO discontinues utilizing our services or payment for services rendered is delayed on such a significant customer, the Company could be exposed to operating losses and restrictive cash flow problems. This could also hamper its ability to pursue new business opportunities or get access to capital. Industry consolidation may result in pricing pressures or its exclusion from bidding on larger projects, which could have an adverse affect on its operating results.

COMPETITION

         There is no dominant provider in the network infrastructure services industry. The industry is highly fragmented and the Company competes with other companies in most of the markets in which it operates ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. Despite the current trend toward outsourcing, the Company also faces competition from existing or prospective customers who employ in-house personnel to perform some of the same types of services the Company provides. Historically, there have been few significant barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of the Company's competitors. See "Industry Recognition" below.

         The Company competes with others in its core business line of broadband infrastructure services in the key areas of quality of service, availability of trained personnel, and price. Through its existing, wholly owned subsidiary, Cable Systems Technical Services Inc. the Company believes it is in a strong position to compete with such companies. Cable Systems Technical Services Inc. provides the Company with a specialized group of cable technicians. Furthering the Company's competitive advantage is the achievement of ISO 9002 accreditation in October 2000. The Company is unaware of any other broadband infrastructure engineering service firm that possesses the ISO accreditation.

         In the maintenance outsourcing market, the Company will be confronted with competitors that could include companies such as MasTec, Via Source Communications, Dycom and Expertech. As stated earlier, the Company's proven reputation and unique technical solutions have offered the Company the opportunity to establish itself in the outsourcing market. The Company is currently providing maintenance for Rogers Cable and WideOpenWest.

         Internet Cable Corporation has serviced major cable operators in multiple geographic locations across North America. Our reputation for proven, predictable workmanship enables the Company to win repeat business from major cable operators over competing cable engineering service firms. Furthermore, this strong relationship brings new opportunities to present our service offerings to our customers, enhancing their subscriber penetration and retention.

LOCATIONS

         Having closed its headquarters office in West Chester, Pennsylvania, in May 2001, the Company's primary office location is in Markham, Ontario, Canada. The Company maintains regional offices on an as-needed basis to support projects for major customers. The Company currently leases 2,800 square feet of general office space in Markham, Ontario with a monthly rental of $1,950 U.S. Dollars. This lease expired at the end of 2000, but, as provided in the lease agreement, continues on a month-to-month basis. The Company is currently exploring alternative accommodations that will provide more space to better support its operational needs and expected future growth. The Company is currently in negotiations with the landlord of its Parsippany, New Jersey office regarding the termination of that lease. The monthly rental for the Parsippany office is $4,861 per month until February 2003.

INTELLECTUAL PROPERTY

         The Company claims a common law service mark in DQMC(TM). The Company is aware of an asset management software consulting company using DQM(TM) in the United Kingdom as a service mark, but believes its services are so distinctly different from the Company's services that there is no opportunity for confusion between the Company's services and the services of this other company and currently there is no dispute with the other company. The Company claims a common law service mark on ICC SystemsEngineeringTM as a trademark of Internet Cable Corporation. A trademark search has been conducted and the Company is unaware of any conflict with any other registration. The Company intends to register these trademarks if and when these products or services have economic success in the industry.

INDUSTRY RECOGNITION

         In October 2000, Cable Systems Services, Inc. ("TSI") achieved ISO 9002 quality registration. This achievement, administered by the International Standards Organization (ISO), recognizes those organizations that maintain the highest levels of commitment to internal quality processes and service delivery as defined by ISO guidelines. The Company believes the ISO 9002 designation will continue to provide it with a strategic competitive advantage within its primary and secondary markets.

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

FUTURE OBJECTIVES

         Internet Cable Corporation has set a course to increase its Professional Services business for 2002 to levels reached prior to the slow down in capital spending by the telecommunications companies in 2001, with a target for revenues in excess of $1 million per month. Contracts have been signed with Wide Open West and AOL/Time Warner. The Company is in negotiations with other cable operators such as Adelphia Cable and Comcast/AT&T Broadband, many of which have used the Company's services before.

FACTORS IMPACTING BUSINESS STRATEGY

         Internet Cable Corporation supplies higher-end quality professional services at competitive rates. The Company's employees are mostly veterans and experienced personnel who are also shareholders in the Company. They have a long term vested interest in the Company's success. However competitors with greater financial resources, such as Mastec, Via Source Communications or Dycom could use this financial strength to secure business and attempt to recruit key employees with larger salaries and bonuses.

         Internet Cable Corporation continues to select unique technologies that are directly related to its core business and have successful results in other industries. The criteria for selection of technology include exclusive rights to our industry, and transactional and repetitive revenue opportunities. The Company's ability to legally keep and defend the rights to technologies is contingent on having available capital to retain counsel and other factors.

PERSONNEL

         At March 22, 2002 the Company employed 106 persons on a full time basis. The following table shows the breakdown of these personnel by job function.

              Type                          Employees
              ----                          ---------
              Executive                         4
              Professional/ Marketing           4
              Administrative                    6
              Technical                        92

         The Company is not planning significant changes in its employee base until such time as financing for working capital requirements becomes available. If and when such financing becomes available, the Company anticipates hiring additional personnel, particularly technical personnel, to support the Company's planned growth strategy. The existing personnel are predominately shareholders in the Company with long-term vested interest in the Company's success.

RISK FACTORS

         The following is a list of some of the material risk factors that management believes are relevant to the business of the Company. The following list is not intended to be an exhaustive list of all possible negative impacts or outcomes since management cannot foresee all possibilities.

THE COMPANY HAS INCURRED NET LOSSES IN THE PAST AND EXPECTS TO LOSE MONEY IN THE FUTURE.

         The results of operations for the year 2001 produced a net loss of $3,368,851 and an accumulated deficit in the amount of $17,440,949. The Company has been subject to cut backs in spending by some of its major customers, which resulted in the loss of potential revenues. Until such time as the Company's revenue increases significantly, or additional funding becomes available allowing it to increase revenue through the acquisition of additional operations, the Company's projected expenses are expected to continue to exceed revenues. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, including the termination in revenues under several contracts with its largest customer and is subject to certain litigation. These factors raise substantial doubt about the Company's ability to continue as a going concern. See going concern disclosure in Note 1 - Summary of business, significant accounting policies, and basis of presentation, of the Notes to the Consolidated Financial Statements and Independent Auditors Report to the Consolidated Financial Statements.

THE COMPANY MAY RUN OUT OF CASH.

         The Company has limited cash resources and has been unable to obtain additional credit or financing. The Company estimates it has the resources to continue for the next four months from the date of this filing. If the Company does not obtain additional funding it may run out of cash to meet ongoing operating requirements.

THE COMPANY MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING FOR WORKING CAPITAL AND FUTURE ACQUISITIONS.

         The Company has historically financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. In order to satisfy existing obligations and support the future growth strategy, the Company will require additional capital immediately. Such additional capital may not be available or, if available, such capital may not be on satisfactory terms. Any additional equity financing will be dilutive to stockholders, and debt financing may impose substantial restrictions on the Company's ability to operate and raise additional funds.

THE COMPANY'S HEAVY DEPENDENCE ON KEY CUSTOMERS COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS.

         Concentration of revenue in a limited number of multiple system operators ("MSOs") could have a material adverse effect on the Company's business, financial condition and results of operations. Due to the nature of the highly consolidated MSO market place, the Company often has a fairly significant percentage of revenue concentrated in a single MSO or just a few MSOs. In 2001, 40.9% of revenue was concentrated in Rogers Cablesystems and 19.9% in AOL/TimeWarner. If an MSO discontinues utilizing the Company's services or payment for services rendered is delayed on such a significant customer, the Company could be exposed to operating losses and restrictive cash flow problems. This could also hamper the Company's ability to pursue new business opportunities or result in credit shortages. Industry consolidation may result in pricing pressures or the exclusion of the Company from bidding on larger projects, which could have an adverse affect on its operating results. See Note 12 - Concentration of risk, of the Notes to the Consolidated Financial Statements.

THE COMPANY'S STOCK PRICE IS VERY VOLATILE; THE MARKET FOR THE COMPANY'S STOCK HAS LIMITED LIQUIDITY.

         There can be no assurance that an active public market will exist for the Company's common stock or that the Company's common stock will trade at prices at or about its present level. Further, an inactive or illiquid trading market may have an adverse impact on the market price of the Company's common stock. Moreover, price fluctuations and the trading volume in the Company's common stock may not necessarily be dependent upon or reflective of the Company's financial performance. Holders of the Company's common stock may experience substantial difficulty in selling their securities. The trading price of the Company's common stock could be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, announcements of technological innovations and general industry conditions.

THE COMPANY IS DEPENDENT ON THE LEVEL OF CAPITAL SPENDING BY MSO'S

         The Company's project based professional services revenue is dependent on the level of capital spending by MSO's. Reductions in capital budgets by MSO's can adversely affect the Company's ability to expand this area of operation, which could have an adverse affect on its operating results.

THE COMPANY'S ACQUISITION STRATEGY MAY BE UNSUCCESSFUL OR THE COMPANY MAY BE UNABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS OR MERGERS INTO ITS OPERATIONS

         Although the Company continues to devote significant efforts to improving its current operations and profitability, ultimately, the success of its business strategy may depend upon the acquisition of complementary cable service businesses. The Company may not be successful in identifying and acquiring such businesses. Such acquisitions, if consummated, may not result in operating profits. In addition, any additional equity financing required in connection with such acquisitions may be dilutive to stockholders, and debt financing may impose substantial additional restrictions on the Company's ability to operate and raise capital. In addition, the negotiation of potential acquisitions may require management to divert their time and resources away from the Company's operations.

         The Company continually evaluates potential acquisition opportunities, particularly those that could be material in size and scope. Acquisitions involve a number of special risks, including:

         o the focus of management's attention on the assimilation of the acquired companies and their employees and on the management of expanding operations;

         o the incorporation of acquired businesses into the Company's service line and methodologies;

         o   the increasing demands on the Company's operational systems;

         o   adverse effects on the Company's reported operating results

         o the loss of key employees and the difficulty of presenting a unified corporate image.

SHAREHOLDERS MAY EXPERIENCE DILUTION IN THE FUTURE BY THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS.

         As of December 31, 2001, there were 7,763,037 outstanding warrants and options. Included in that number were 4,945,987 warrants and options that were fully vested. For full disclosure about these warrants and options regarding their strike prices and vesting, see Note 10 - Incentive stock option plan and other outstanding warrants, of the Notes to the Consolidated Financial Statements. Shareholders may experience dilution in the future by the exercise of these outstanding warrants and options.

IF THE COMPANY FAILS TO RESPOND ADEQUATELY TO TECHNOLOGICAL CHANGE, ITS BUSINESS WILL BE HURT.

         If the Company does not adapt to technological advances in its industry as quickly as its competitors, the Company's operating results and financial condition could be adversely affected.

         The Company competes in markets and industries that require sophisticated processes and other advanced technology to deliver state-of-the-art services. These processes and technologies will have to be refined and updated as the underlying technologies advance. The Company cannot provide assurance that, as processes and technologies become outdated, it will be able to replace them as quickly as competitors, or to develop and market new and better processes in the future. Higher overhead and servicing costs due to a failure to update and improve processes could impact the Company's competitive position. In addition, failure to make technological advances could adversely affect the Company's ability to service cable plant system operators and other customers.

THE SUCCESS OF THE COMPANY DEPENDS ON ITS ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

         The loss of the services of existing technical and managerial personnel, as well as the failure to recruit such personnel in a timely manner, would be detrimental to the Company's business. Furthermore, the Company may incur substantial expenses in connection with hiring, training, and retaining employees. The Company is highly dependent on the performance of its technical employees, most of whom have not entered into employment agreements with the Company. There is intense competition for qualified personnel. Therefore, the Company may not be able to attract and retain the qualified personnel necessary for the development of its business and to manage its growth effectively.

GOVERNMENT REGULATION COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The industry in which the Company operates is subject to regulation by U.S. and non-U.S. governmental authorities, including, but not limited to, the Federal Communications Commission (FCC). The FCC is a federal administrative body tasked with, among other things, establishing policies to govern international and interstate communication by cable. Currently, the regulations relating to the cable industry are, primarily, designed to ensure competition among cable companies, satellite companies and other entities that offer video programming services to the general public. However, it is possible that new laws and regulations may be introduced in the future affecting the conduct of the Company's business. It is also possible, as the Company seeks to expand its international sales, the Company may become subject to foreign governmental regulation. This regulation could result in compliance costs to the Company. These compliance costs have not been quantified by the Company but could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's primary office location is in Markham, Ontario, Canada. The Company rents 2,800 square feet of general office space in Markham, Ontario, Canada on a month-to-month basis at the monthly rate of $1,950. The Company is currently exploring alternative accommodations that will provide more space to better support its operational needs and expected future growth.

         During the year 2001, the Company maintained branch offices to support projects in Cambridge, Ontario (2,500 square feet at $875 per month), and London, Ontario (1,495 square feet at $740 per month). The Cambridge, Ontario lease expired at the end of 2001 and is currently under negotiations for renewal. All Canadian location rental amounts have been quoted in U.S. dollars.

         The Company is currently obligated under a lease for 3,070 square feet of general office space in Parsippany, New Jersey, for a monthly rental of $4,861. The current lease expires in February 2003. The Company is currently negotiating the termination of such lease.

         In the aggregate, the total square footage leased by the Company at December 31, 2001 was 9,865 square feet for a total minimum monthly rental cost of $8,426. The Company believes its properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

         On March 31, 2000, a complaint was filed by James A. Sims, Jr. against the Company in the Court of Common Pleas for the Ninth Judicial Circuit, County of Charleston, South Carolina. The complaint alleges that the Company is a successor by merger to Internet Channel, Inc. ("Internet Channel"), a corporation in which the plaintiff claims to have had an equity interest. The complaint further alleged that the Company failed to redeem plaintiff's equity interest in Internet Channel or to exchange the Company's stock for the plaintiff's equity interest in Internet Channel as part of the alleged merger. The complaint also alleged that the Company altered certain account and loan documents in connection with the alleged merger, failed to observe corporate formalities or comply with statutory laws governing corporations and issued stock to controlling persons without adequate consideration. The plaintiff sought actual damages in an amount to be determined at trial, together with punitive damages, pre-judgment interest, costs and attorney's fees. The Company and Mr. Sims agreed to a settlement consisting of the issuance of 300,000 shares of the Company's common stock. These shares were issued in December 2001.

         A complaint, alleging similar facts, was filed on September 8, 2000 by Jeff Adair against the Company in the same court. The Company and Mr. Adair agreed to a settlement consisting of payment by the Company to Mr. Adair of $6,000 in cash and the issuance of 40,000 shares of common stock. The shares were issued in December 2001 and the final cash payment was made in January 2002.

         The Company has also been served with a complaint from a former vendor, Jackson Engineering, filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed a counterclaim. The Company intends to vigorously pursue its defense against this claim and its counterclaim.

         The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania on or about November 9, 2001. The plaintiffs, Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard H. Steele and William J. Flounders, are each former management members of the Company who resigned in May 2001 pursuant to the terms of a settlement agreement entered into at that time by such individuals. The terms of that agreement were previously disclosed in the Company's Current Report filed on Form 8-K as filed on May 31, 2001. The plaintiffs allege, among other things, that because the Company failed to timely pay approximately $660,000 in amounts claimed under the settlement agreement for back wages, they are now owed in excess of $1,600,000, representing collective past and future amounts claimed to be owing under their employment contracts, plus statutory penalties equal to 25% of their unpaid wages, interest, attorneys fees and other amounts. The lawsuit also names as defendants Messrs. Joseph Melanson, the Company's CEO, and Hovey Aiken III. In addition to compensatory damages, the plaintiffs seek punitive damages against such individuals for, among other things, their alleged misrepresentations and false promises of prompt payment of wages claimed to be due and owing to the plaintiffs. The Company intends to vigorously defend itself against this action, and believes that it has good defenses to the claims. However, the Company may not be successful. An adverse outcome could materially impact the financial position of the Company.

         The Company has also been served with a complaint from Mr. Mulholland filed on January 10, 2002 in the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Company is in default of its payment obligations under a promissory note delivered by the Company on May 4, 2001. Mr. Mulholland is seeking damages in the amount of $63,430 consisting of $53,759 for the unpaid balance under the promissory note, $3,709 in interest accrued to January 10, 2002 and $5,962 in legal fees and other costs. The Company intends to vigorously defend itself against this action, and believes that it has meritorious defenses to the claims.

         The Company may be engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of any such matters will not have a material adverse effect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         none

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 2001 and March 22, 2002, respectively, the Company had 12,413,984 and 12,722,684 shares of common stock issued and outstanding. The Company's common stock traded under the trading symbol of "ICBL" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. On May 31, 2001 the Company was de-listed from the OTC Bullentin Board and traded on "the pink sheets," until the Company reestablished its listing on the OTC Bullentin Board on November 26, 2001. The following table shows the quarterly high and low bid information for the Company's Common stock from inception through December 31, 2001. These market quotations, obtained from Yahoo finance, reflect inter-dealer prices, without retail markups, markdown or commissions and may not necessarily reflect actual transactions.

                                          High bid            Low bid
         Year 2001

             Fourth quarter                $0.75               $0.01
             Third quarter                  0.45                0.01
             Second quarter                 0.75                0.15
             First quarter                  1.75                0.26

         Year 2000

             Fourth quarter                 5.500               0.719
             Third quarter                  7.500               4.000
             Second quarter                11.750               5.000
             First quarter                 13.000               8.000


         NUMBER OF STOCKHOLDERS. At March 22, 2001, the number of stockholders of record was approximately 250 and the estimated number of stockholders with shares held in street name was approximately 1,129.

         DIVIDENDS. Dividends on the common stock can be paid lawfully only out of current and retained earnings and surplus of the Company, when, as and if declared by the Board of Directors. The Company has not declared or paid any dividends on the common stock since inception and does not intend to pay dividends in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, its capital requirements and its financial condition, as well as other factors that the Board of Directors deems relevant.

         TRANSFER AGENT. The Company's transfer agent and stock registrar is Interstate Transfer Company, 6084 S. 900 E., Suite 101, Salt Lake City, UT 84121; Telephone (801) 281-9746; web address www.interstatetransfer.com.

         RECENT SALE OF UNREGISTERED SECURITIES. During the fiscal year ended December 31, 2001, the Company issued 1,770,000 shares of its common stock including: 420,000 shares of common stock issued to employees of a subsidiary valued at $63,000; 500,000 shares of Common Stock issued to Mr. Melanson in the year in partial satisfaction of accrued salary owing valued at $75,000; 360,000 shares of common stock issued for services rendered valued at $33,000 and 640,000 shares in settlement of liabilities of the Company valued at $146,000. These transactions were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         ICC derives most of its revenue from providing engineering services to the North American broadband markets. Major broadband cable operators use the Company's services to upgrade, maintain and expand the technical network infrastructure facilitating their delivery of broadband services.

         During 2001, the Company experienced a substantial reduction in its revenue primarily as the result of a reduction in capital expenditures by existing customers. In response the Company has reduced its expenditures. During 2001 the Company closed its executive office in West Chester, Pennsylvania and made other significant changes in order to reduce its selling, general and administrative expenses.

         During 2001, the Company closed down its CAD Consultants Inc. subsidiary. The Company's management believed that the core business of CAD did not possess a strong enough strategic fit with the current focus of the Company. Additionally, management had determined that continued funding of CAD's operating losses was not in the best interest of its shareholders. The Company has written down the carrying value of the non-productive assets related to CAD. The Company originally acquired CAD on January 11, 2000. As consideration for the purchase of CAD, the Company repaid debts and liabilities of approximately $732,000, and the Company issued 450,000 shares of common stock.

         The Company's revenues have been subject to seasonal fluctuations during the fourth and first quarters due to the holidays. Traditionally, MSO's limit the amount of work being performed on their system during this time period. In addition, the Company has historically performed less outdoor services during the winter months in colder regions. The Company has entered into contracts with recurring revenue for the performance of maintenance services, which are expected to help reduce this seasonal fluctuation in future years.

         The Company derives a significant percentage of its revenues from a relatively small number of customers. For the year ending December 31, 2001, the Company's three largest customers accounted for 70.7% of its revenue. The loss or slowdown of any of these customers can have a material effect on the Company's revenues. Management is actively pursuing new business opportunities to diversify both its customer base and product offering.

YEAR ON YEAR COMPARISON OF THE RESULTS OF OPERATIONS

REVENUE

         Revenues decreased $4,612,979, or 44.5%, to $5,764,629 in 2001 from
$10,377,608 in 2000. The decrease in revenue is principally due to reductions in capital spending by customers. In addition, the closure of CAD resulted in a reduction in revenue of $831,048. The revenue from CAD was $390,990 in 2001 compared to $1,222,038 in 2000 or a reduction of 68%.

         On a quarter-by-quarter basis, our 2001 revenues were $1,346,989, $1,926,827, $1,342,965, $1,147,848 for the first, second, third and fourth quarters respectively. The increase in revenue in the second quarter was attributable to a short-term contract with IBM to support their systems integration work for broadband cable systems being deployed in shopping malls throughout the United States. The drop off in revenue through the final two quarters of the year was due to the reduction in demand in the United States cable industry for cable systems upgrades, combined with the completion of contracts from the first two quarters.

         In the fourth quarter, the Company entered into a contract to provide ongoing monthly maintenance services for WideOpenWest, an MSO operating in the Columbus, Cleveland, Detroit and Chicago markets. The revenues from this contract began in December 2001 and are expected to provide recurring revenue for 2002 estimated at $3.9 million for the year.

COST OF SALES

         Cost of sales consists of direct, indirect and depreciation costs. Direct costs represent those costs that are directly related to the production of income and consist primarily of labor and labor related costs. Indirect costs are made up of semi-variable production related overhead costs including production supervision wages and benefits, production vehicle leases and operating costs, field office rents and supplies. Depreciation included in cost of sales is the portion of the total annual depreciation charge that relates to those fixed assets deployed in production projects.

         Direct costs decreased $1,706,473, or 38.7%, to $2,698,528 in 2001 from
$4,405,001 in 2000. Direct costs increased as a percentage of revenue to 46.8% in 2001 from 42.4% in 2000. Direct labor increased as a percentage of revenue as a result of an increased number of short term project start up and shut down costs in the period. Also included in direct costs for the year was a charge for the write down of the carrying value of the inventory of CAD in the amount of $159,298.

         Indirect costs decreased $863,966, or 28.5%, to $2,163,427 in 2001 from $3,027,393 in 2000 due to the reduction in revenue and reduction in production supervision staff, closure of field offices and termination of some vehicle leases. Indirect costs increased as a percentage of revenue to 37.5% in 2001 from 29.2% in 2000. Indirect costs increased as a percentage of revenue as a result of the semi-variable nature of the costs. The Company had increased its highly skilled supervisory staff and number of vehicles leased under long term operating leases in response to the increase in demand in 2000. These costs being more fixed in nature were not as readily reduced in the year in response to the reduction in revenue.

         Gross margin decreased $2,065,384, or 74.2%, to $719,586 in 2001 from $2,784,970 in 2000. Gross margin decreased as a percentage of revenue to 12.5% in 2001 from 26.8% in 2000 as a result of the increase in direct and indirect costs as a percentage of revenue.

         See "Depreciation" below for a discussion of depreciation expense included in Cost of Sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses, including the expense categories "stock issued for services" and "stock based compensation" ("SG&A"), decreased $2,059,035, or 40.6%, to $3,012,834 in 2001 from $5,071,869 in 2000.
The decrease is primarily due to the cost containment efforts of management in the year. Management reduced the expense of SG&A compensation by $1,225,978 or 41.6% to $1,724,623 in 2001 from $2,950,601 in 2000. Of this reduction $403,713 relates to SG&A compensation reduction due to the closure of CAD. Management reduced the expense of stock issued for services by $450,594, or 93.2%, to $33,000 in 2001 from $483,594 in 2000, primarily as a result of a reduction in the number of shares issued for services. Management reduced the expense relating to advertising and public relations by $156,296, or 65.1%, to $83,743 in 2001 from $240,039 in 2000. Management reduced the expense of travel and entertainment by $220,057, or 72.2%, to $84,803 in 2001 from $304,860 in 2000.
The closure of the West Chester office and expense of the lease cancellation along with the accrual for the remaining costs associated with the lease for the former offices of CAD in Parsippany resulted in an increase in rent and utility costs for the year in the amount of $109,452, or 67.0%, to $272,895 in 2001 from $163,443 in 2000. The Company has expensed all the costs associated with the lease for the Parsippany office in the current year as there is no future benefit for the Company relating to these costs.

STOCK ISSUED FOR SERVICES AND STOCK-BASED COMPENSATION

         The cost of stock based compensation increased $96,562 to $138,000 in 2001 from $41,438 in 2000. Included in the cost of stock based compensation was an award of 420,000 shares of common stock of the Company to employees of a subsidiary in the year valued at $63,000 and an award of 500,000 shares of common stock of the Company to Mr. Melanson in the year in partial satisfaction of accrued salary owing valued at $75,000.

         The cost of stock issued for services decreased $450,594 to $33,000 in 2001 from $483,594 in 2000. Included in the cost of stock issued for services was $10,500 for the value of common stock of the Company issued to members of the Company's advisory committee and $22,500 for the value of common stock of the Company issued to the Board of Directors in satisfaction of directors fees owing. The stock issued was valued at fair market value based on the closing bid price on the day of the grant.

DEPRECIATION

         The consolidated fixed assets of the Company amount to $1,774,528, with a net book value of $910,922. The most significant component of the fixed assets is technical testing equipment used by the technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $240,664 in 2001 and $219,754 in 2000. Of the total 2001 depreciation charge, $183,088 was recorded as a cost of sales and $57,576 was recorded as a general operating expense.

AMORTIZATION OF INTANGIBLES

         The goodwill of the Company amounts to $4,321,234 with a net book value of $2,592,740. Amortization expense was $864,252 in 2001 and $1,501,299 in 2000.
The reduction in amortization expense was due to the write off of the goodwill relating to CAD in 2000. The remaining goodwill and amortization expense relates to another acquisition. Goodwill is being amortized over five years using the straight-line method of amortization. In addition to the annual amortization charge, in 2000 the Company recorded a provision for the impairment related to the goodwill associated with the acquisition of CAD in the amount of $2,548,207.

INTEREST

         Interest expense increased $69,657, or 71.0%, to $167,762 in 2001 from $98,105 in 2000. The interest charges for both years are largely related to the interest expense on the Company's line of credit borrowings and the interest expense associated with capitalized leases. Included in interest expense is the amortization of 32,990 warrants issued under the terms of the line of credit agreement in the amount of $99,753 in 2001 and $59,852 in 2000. The line of credit was repaid in full during the year.

NET LOSS BEFORE EXTRAORDINARY ITEMS

         Net loss before extraordinary items decreased $3,107,607, or 48.0%, to $3,368,851 in 2001 from $6,476,458 in 2000. The reduction in net loss is attributable to management's efforts to contain costs in a year of reduced revenues, the reduction in amortization of intangibles as well as the provision for impairment of goodwill expense in 2000.

EXTRAORDINARY ITEM

         Extraordinary item expense was nil in 2001 compared to $400,136 in 2000. The extraordinary item in 2000 relates to the retirement of $650,000 of 10% two-year promissory notes in January 2000 with the resulting write off of the unamortized discount related to 325,000 warrants, having a strike price of $3.00 per common share and expiring in 2004, which were issued with the promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         In past years, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. During the third quarter of 2000 the Company secured additional funding via a $1 million line of credit with a regional bank in Pennsylvania, providing additional working capital secured by certain qualified accounts receivable. The loan was repaid in full on August 2, 2001.

         At December 31, 2001 the Company had cash of $534,763. Current liabilities of $3,007,463 exceeded total current assets, including cash, of $1,288,664 by $1,718,799 providing a current ratio of 0.43 to 1.0.

         The Company is seeking additional funding in the near term but if management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. In its financial statements, the Company has applied accounting principles based on the assumption that the Company will continue as a going concern. There remains substantial doubt about the Company's ability to continue as a going concern and therefore about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or to amounts and classifications of liabilities that may be necessary if the Company is unable to continue as a going concern.

         The Company believes that if it is able to obtain at least $1.5 million in additional financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders and/or significant charges to earnings. The Company may not be able to raise such capital on terms acceptable to the Company, or at all.

         For 2001, cash flow provided by operating activities amounted to $880,696 compared to cash used by operating activities in 2000 in the amount of $3,106,292. In 2001, this amount was derived from the loss of $3,368,851, adding back non-cash expenditures of $1,719,216 and adding back a net change in working capital of $2,530,331. In 2000 the net cash used was derived from the loss of $6,876,594, adding back certain non-cash expenditures of $5,157,071, subtracting a net decrease in working capital of $1,386,769. The non-cash expenditures included amortization, depreciation, write down of the carrying value of inventory, bad debt expense, stock based compensation and stock issued for services and in settlement of claims and litigation, and the gain on sale of certain fixed assets. Cash flow of $1,372,514 was provided by the reduction in receivables and unbilled revenue in 2001 as a result of the reduction in business activities. A further $1,077,977 was provided to cash flow in 2001 by the increase in accounts payable and accrued liabilities.

         Investing activities in 2001 included the disposition of fixed and other long-term assets, providing cash flow of $85,686 compared to the use of cash in 2000 for the acquisition of fixed assets in the amount of $490,227. In 2000, investing activities amounted to a net inflow of $791,352. This included the release of $5,652,576 that was being held as deposits on December 31, 1999, pending the completion of two acquisitions. These acquisitions were completed in January 2000, resulting in the outlay of $4,410,997, net of the cash acquired.

         Financing activities for 2001 included the repayment of the line of credit, net of advances during the year, in the amount of $498,000, capital lease repayments of $129,915 and the advance of funds, secured by a promissory note, in the amount of $17,682 for a total of $610,233 used by financing activities. Financing activities for 2000, which amounted to a net inflow of $965,784, were largely comprised of $1,480,695 from the issuance of common stock and exercise of stock options, $498,000 drawn from the line of credit, less the payoff of $948,648 in notes and bridge loans and $64,263 in payments under capital lease obligations

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company is in the process of evaluating the impact of implementing SFAS No. 142 and expects to adopt this statement during the first quarter of fiscal 2002. During the year ended December 31, 2001 goodwill amortization totaled $864,252.

         On April 3, 2000 the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after December 15, 1998. To the extent that the interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the interpretation are recognized on a prospective basis from July 1, 2000. During 2001 the Company recorded a charge of $33,730 for the reduction in exercise price of certain warrants previously issued.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company has adopted SFAS 133 in 2001 where applicable. There was no material impact from the adoption of SFAS 133.

CRITICAL ACCOUNTING POLICIES

         The Company has identified the policies below as critical to the Company's business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB. Note that the preparation of this Annual Report on Form 10-KSB requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

         The Company's revenue recognition policy is significant because the Company's revenue is a key component of its results of operations. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.


Impairment of Goodwill

         The Company periodically evaluates its acquired businesses for potential impairment indicators. The Company's judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of its acquired businesses. The Company has written off all the goodwill related to non-operating acquired businesses. The remaining goodwill relates to operating acquired businesses.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements appear in a separate section of this Form 10-KSB immediately following Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and terms of office of directors and executive officers of the Company as of December 2001 are set forth in the following table:

Name                            Age    All Positions with the Company
----                            ---    ------------------------------

Joseph M.  Melanson             45     Chairman and CEO

Blaine Burnie                   48     Director and Vice President of Global
                                       Sales and Network Integration

J.  Robert Jones                48     Director

Robert A.  Modansky             47     Director

Andrew Schecter                 41     Director

Jill D. MacDonald               45     Principal Financial Officer and Vice
                                       President Finance
Dale Frew                       54     Executive Vice President, Operations

BLAINE BURNIE, age 48, became a director of the Company in May, 2001 and brings to the Company an extensive corporate background in senior management and customer service. His experience includes a start up venture from 1996 to 1997 with Evergreen Recycling, to being an essential part of senior management for large corporations, including Laidlaw Inc., a large waste company from 1990 to 1996. Past accomplishments include the creation of "One Stop Shopping" program for Laidlaw Inc., resulting in increased revenues of over twenty million dollars across North America. Mr. Burnie is the Vice President of Global Sales and Network Integration of the Company and has been an integral part of the Company's success and instrumental in the growth of the Company's U.S. and Canadian business since joining the Company in 1997. His strong business relationships with contacts in the broadband industry have been key to the success and profitability of the Company. Mr. Burnie has developed a strong management team and technical staff to meet the needs of our customers.

DALE FREW, age 54, joined the Company as Executive Vice President, Operations in October 2001. Prior to joining the Company, Mr. Frew was self-employed as an industry consultant specializing in broadband network management and return path diagnostic systems for the period from 1996 to 2001. From 1981 to 1996 Mr. Frew was Director of Canadian Operations and General Manager of General Instrument, a major public corporation supplying end to end cable systems. Mr. Frew was elected to the Canadian Cable Television Association, Board of Directors for 5 years during the period 1989 to 1994, in which capacity he discussed industry policy and direction with industry leaders. He is also a member of the Canadian Cable Television Pioneers Club.

J. ROBERT JONES, age 48, was employed by the Company from 1997 to January 2000. He served as the Company's Chief Technical Officer from 1997 to 1999, and as a director from 1998 to January 2000. He became a director again in May 2001. Mr. Jones brings experience in the areas of sales and marketing, company startup, and Zenith certification to the Company as well as technical and cable-modem experience. As Vice President of Marketing/Technology at King Communications, Mr. Jones pioneered the first generation of cable modems to King Communications in North Carolina. Mr. Jones has eighteen years experience in negotiating multi-million dollar sales contracts for numerous companies such as Pan American, Continental and TransWorld Airlines. Mr. Jones has founded two successful companies, one of which, Micro Tech, implemented Internet service for many of the Caribbean Islands.

JILL D. MACDONALD, age 45, joined a subsidiary of the Company as controller in 1997. Jill has served in a number of positions in the finance and accounting department since that time, most recently as Vice President Finance and Principal Financial Officer of the Company from June 2001.

JOSEPH M. MELANSON, age 45, joined the Company as President in January 2000, and served on the Board from that time until February, 2001. He rejoined the Board in May 2001. In 1995, he founded a subsidiary of the Company, and served as its CEO, President and Chairman. Under his management, Cable Systems Technical Services grew to be one of the largest and most respected technical engineering services Company in North America with annual sales volume of $10 million and offices in Toronto, Kitchener and London in Canada and Richmond, Virginia, Chicago, Illinois and Jacksonville, Florida in the U.S. He served as a director and officer of the Company from January 2000, when Cable Systems Technical Services was acquired by the Company, until February 2001. He became Chairman of the Board and CEO on May 25, 2001. He has been active in the broadband communications business since 1979 in the capacity of senior management, officer, director and stockholder in both private and public companies. He is a sustaining member of the Society of Telecommunications Engineers, and has been a guest speaker at numerous industry conventions and events, a published writer of articles, technical white papers, and business plans for Fortune 1000 companies and industry publications.

ROBERT A. MODANSKY, age 47, became a director of the Company in May 2001. He began his professional career in 1976 with Arthur Andersen in Washington, D.C. and New York, specializing in the "Emerging Business Group." After leaving Arthur Andersen in 1979, Mr. Modansky spent the following eight years as the Chief Financial Officer of a $100 million wholesale distribution company. Since 1991, Mr. Modansky has been with the firm of Strauss & Comas, PC, and was made a partner at that firm in 1994. Mr. Modansky has actively developed the firm's insolvency practice and has been involved in cases representing debtor's, creditor's committees and trustees in bankruptcy. Mr. Modansky is actively involved with his firm's public client strategic and tax planning and filing compliance. Mr. Modansky is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

ANDREW SCHECTER, age 41, became a director of the Company in May 2001. Since October 2000, Mr. Schecter has been engaged in a private consulting practice focusing on the management and operations of companies in the Internet, e-business, broadband and telecommunications industries. He is a specialist in creation of infrastructure, operations systems, corporate culture and information technology facilitation, particularly in turnaround situations. From April 1996 to October 2000, he was employed by JMJ Connections, Ltd. of Clifton,

New Jersey, a computer network integration and Internet services company, as Vice President/Chief Operating Officer, providing network, software, Internet and e-commerce services to small and mid-sized corporations.

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

COMMITTEES AND MEETINGS OF THE BOARD

         The Board of Directors has established an Audit Committee and a Compensation Committee. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent auditors to serve the Company, reviewing the independent auditors reports, services and results of audit, and reviewing the scope, results and adequacy of the Company's internal control procedures. The Audit Committee, which adopted its charter on June 7, 2000, consists of directors who are not officers of the Company or any affiliates thereof. Andrew Schecter and Robert A. Modansky are the members of the Audit Committee.

         The Compensation Committee is responsible for periodically reviewing and evaluating officers' compensation and administering the Company's stock options plan(s). Robert A. Modansky and Andrew Schecter are the members of the Compensation Committee.

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

         During the year ended December 31, 2001, the Company's Board of Directors met twice.

         During the year ended December 31, 2001, the Company's Audit Committee met once.

         During the year ended December 31, 2001, the Company's Compensation Committee met twice.

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

         As of the date of this report, and to the knowledge of the Company, each director, officer and holder of more than ten percent of the Company's common stock is current in their filing of all required Forms 3, 4 or 5. Any delinquent forms from previous years have been filed.

         The following table sets forth the name of each director, officer and holder of more than ten percent of the Company's common stock and for each such person, the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form 3, 4 or 5 which were required to be filed after the effective date of the Company's annual report and not previously reported.

                                        Form 3    Form 4    Form 5

Joseph M. Melanson                                  3
Blaine Burnie                                       3
Timothy K. Karnes                                   1
J. Robert Jones                                     1
Andrew Schecter                                     1
Robert A. Modansky                                  2
Dale Frew                                 1         2
Jill D. MacDonald                         1         2

ITEM  10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to the Company's Chief Executive Officer and the next highest paid executive whose annual salary exceeded $100,000 (the "Named Executive Officers") during each of the three calendar years ended December 31, 2001, 2000, and 1999.

                                                    ANNUAL COMPENSATION        OTHER ANNUAL      AWARDS
NAME                                 YEAR       SALARY               BONUS     COMPENSATION      STOCK OPTIONS
-----------------------------        ----       ------               -----     ------------      -------------

Joseph M. Melanson, CEO (1)          2001      $241,667(2)(3)             0          $0            1,900,000
                                     2000       251,162                   0           0            1,200,000
                                     1999        68,700(4)                0           0               50,000

Blaine Burnie, President TSI (5)     2001       134,850(6)            1,396       6,950(7)           225,000
                                     2000       116,332               2,696       5,660              200,000
                                     1999        51,084                   0           0               55,000

Michael F. Mulholland, Former CEO
(8)                                  2001       133,639(9)                0       1,786                    0
                                     2000       300,000(10)               0      16,520              750,000
                                     1999       100,000(11)

     (1) Mr. Melanson served as President from January 4, 2000 to February 12, 2001. From May 24, 2001 to date Mr. Melanson has served as Chairman of the Board of Directors and CEO.

     (2) The salary of Mr. Melanson was paid in Canadian dollars. It has been converted to U.S. dollars using an average exchange rate of 0.64935.

     (3) Of Mr. Melanson's salary, a payment of $75,000 was made through the issuance of 500,000 shares of Common stock of the Company issued at fair market value of $0.15 per share. Of Mr. Melanson's salary an additional amount of $93,750 has been deferred.

     (4)  Mr. Melanson earned compensation in 1999 as CEO of TSI.

     (5) Mr. Burnie served as Executive Vice President of TSI from January 4, 2000 to May 24, 2001. From May 25, 2001 to February 2002 Mr. Burnie has served as President of TSI. On February 13, 2002 Mr Burnie was appointed the Company's Vice President of Global Sales and Network Integration.

     (6) The salary of Mr. Burnie was paid in Canadian dollars. It has been converted to U.S. dollars using an average exchange rate of 0.64935.

     (7)  Other annual compensation consists of an automobile allowance.

     (8)  Mr. Mulholland served as CEO until May 24, 2001.

     (9)  Of Mr. Mulholland's salary, the full amount has been deferred.

     (10) Of Mr. Mulholland's salary, an amount of $179,307 has been deferred.

     (11) Mr. Mulholland earned compensation in 1999 as a consultant for the Company

Option grants to Named Executive Officers during last fiscal year

Option Grants in Last Fiscal Year


                                NUMBER OF        % OF TOTAL OPTIONS
                                SECURITIES     GRANTED TO
                                UNDERLYING     EMPLOYEES IN FISCAL   EXERCISE OR BASE     EXPIRATION
NAME                            OPTIONS        2001                  PRICE ($/SHARE)      DATE
----                            ----------     -------------------   ----------------     ----------

Joseph M. Melanson              1,900,000           51.1%                 $0.25             12/19/06
Blaine Burnie                     225,000            6.0%                  0.25             12/19/06
Michael Mulholland                      0              0                      0               N/A



Options Exercised in Last Fiscal Year and Year End Option Values


                                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                           SHARES                        UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                           ACQUIRED ON    VALUE          OPTIONS AT FY-END (#)         FY-END(#)
NAME                       EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                       ------------   ------------   -------------------------     -------------------------

Joseph M. Melanson                 0             $0 (1)        654,420/1,273,000                 0/0
Blaine Burnie                      0              0 (1)          206,369/278.250                 0/0
Michael Mulholland                 0              0                          0/0                 0/0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 22, 2002, the names and beneficial owners of the Company's common stock beneficially owned, directly or indirectly, by (i) each person who is a director or executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) all holders of 5% or more of the outstanding shares of common stock of the Company.


                                                                 NUMBER OF
                                                                 SHARES               PERCENTAGE OF
                                                                 BENEFICIALLY         OUTSTANDING
                      NAME AND ADDRESS OF BENEFICIAL OWNERS (1)  OWNED                SHARES
                      -----------------------------------------  ------------         --------------
Officers and directors
                      Joseph Melanson                            1,191,777(2)              9.6%
                      Blaine Burnie                                240,449(3)              1.9%
                      Andrew Schecter                               38,000                 0.3%
                      Robert Modansky                               60,000                 0.5%
                      J.  Robert Jones                             825,644(4)              6.7%
                      Dale Frew                                    167,000(5)              1.3%
                      Jill D. MacDonald                            252,729(6)              2.0%

All officers and directors as a group                            2,775,599                22.3%

Other holders of 5% or more:

                      Timothy R. Karnes                            971,500(7)              7.8%
                      1205 Waterfront Drive
                      Mt. Pleasant, South Carolina

     (1) Except as set forth above, the address of each individual is c/o Internet Cable Corporation, 195 Rivera Drive, #2, Markham, Ontario Canada

     (2) Includes 654,420 shares of common stock underlying warrants / options that are currently exercisable or exercisable within 60 days.

     (3) Includes 206,369 shares of common stock underlying warrants / options that are currently exercisable or exercisable within 60 days.

     (4) Includes 150,000 shares of common stock underlying warrants / options that are currently exercisable or exercisable within 60 days.

     (5) Includes 132,000 shares of common stock underlying warrants / options that are currently exercisable or exercisable within 60 days.

     (6) Includes 252,729 shares of common stock underlying warrants / options that are currently exercisable or exercisable within 60 days.

     (7) Includes 250,000 shares of common stock underlying warrants / options that are currently exercisable or exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1999 the Company entered into employment agreements with certain employees, including Joseph Melanson and Blaine Burnie, who are also currently directors.

         During the period from June 2000 to May 2001, the then acting Chairman of the Board and Chief Executive Officer, Michael Mulholland, made loans to the Company, net of repayments, in the amount of $50,077. On May 4, 2001 the Company executed a promissory note with Mr. Mulholland in the amount of $53,759, the terms of which include 10% interest. The note is due on demand or in 90 days from the date of the note, whichever time is later, along with interest on the unpaid principal. As of December 31, 2001 the principal and accrued interest on the loan was $53,759 and $3,547 respectively. On January 10, 2002 Mr. Mulholland filed a complaint in the Court of

Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Company is in default of its payment obligations under the note.

         During the period ended December 31, 1999 Tim Karnes, then an officer, director and shareholder of the Company, made loans to the Company in the amount of $60,000. The terms of the loan include 10% interest and a repayment requirement upon the receipt of any bank loans, lines of credit, or other equity or debt financing. As of December 31, 2001 the principal and accrued interest on the loan were $50,000 and $11,640 respectively.

         On October 29, 2001 Tim Karnes resigned as a Director of the Company and entered into a Memorandum of Understanding with the Company. Mr. Karnes and the Company agreed that a total of $82,298 was owing to Mr. Karnes as of October 29, 2001, included in which was the principal amount of $50,000 owing under the loan described above [DESCRIPTION IS NOT IN THIS SECTION PLEASE SEE PREVIOUS PARAGRAPH], interest accrued to date in the amount of $10,380 and deferred salary in the amount of $21,918 net of an advance in the amount of $5,000. Upon execution of the agreement $7,000 was paid to Mr. Karnes, to be applied to the past due salary owing. As of December 31, 2001 Mr. Karnes is owed $14,918 in deferred salary. The Company has agreed to repay the balance owing to Mr. Karnes subject to raising equity financing. The Company further agrees to issue Mr. Karnes 116,000 shares of common stock and/or options to purchase said stock, as may be agreed by and between the Company and Mr. Karnes. In addition, the Company agrees to reduce the strike price of any and all options and/or warrants currently issued and outstanding to Mr. Karnes to fifteen cents ($0.15). At December 31, 2001 the shares had not yet been issued and the strike price of any and all options and/or warrants issued and outstanding to Mr. Karnes had not yet been reduced.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          2.1 Share Purchase Agreement dated July 8, 1999, by and between 1291973 Ontario Limited, Eugene Harbin, Joseph Melanson, Ontario Cable and Contracting Incorporated, Rupel Holdings Inc., RYVON Future Inc., Vonda Thompson and Internet Cable Corporation*

          2.2 Agreement and Plan of Merger dated October 8, 1999, by and between Internet Cable Corporation, ICC Acquisition Corp., CAD Consultants, Inc. and Craig Lerman*

          3.1   Articles of Incorporation, as amended**

          3.2   Bylaws***

          10.1  Internet Cable Corporation 1999 Incentive Stock Option Plan****

          10.2 Memorandum of Understanding dated May 24, 2001 by and between Internet Cable Corporation and Hovey Aiken III *****

          99.1 Form of Employment Agreement between Joseph M. Melanson and Internet Cable Corporation *

          99.2 Form of Employment Agreement between Blaine Burnie and Internet Cable Corporation (filed herewith)


          * Incorporated by reference to the Company's Form 8-K, as amended, filed with the commission on January 19, 2000.

          ** Incorporated by reference to the Company's Form 10-12G, filed with the commission on May 10, 1999.

          *** Incorporated by reference to the Company's Form 8-K, as amended, filed with the Commission on May 10, 1999 and as amended and filed with the Company's Form 8-K, filed with the Commission on June 20, 2000.

          **** Incorporated by reference to the Company's Form 10-KSB, filed with the commission on July 20, 2001.

          ***** Incorporated by reference to the Company's Form 8-K, as amended, filed with the commission on May 31, 2001.

         (b) Reports on Form 8-K:


                                  ITEMS
         DATE OF REPORT          REPORTED     DESCRIPTION
         --------------          --------     -----------

         November 21, 2001       4            Current Report -  Change in
                                              Certifying Accountants

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation


/s/ Joseph M.  Melanson                                      April 24, 2002
-----------------------
Chairman and Chief Executive Officer

/s/ Jill Macdonald                                           April 24, 2002
------------------
Corporate Controller (Principal
Financial Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph M.  Melanson                                      April 24, 2002
-----------------------
Joseph M. Melanson
Director

/s/ J. Robert Jones                                          April 24, 2002
-----------------------
J. Robert Jones
Director

/s/ Robert A. Modansky                                       April 24, 2002
-----------------------
Robert A. Modansky
Director

/s/ Blaine Burnie                                            April 24, 2002
-----------------------
Blaine Burnie
Director

/s/ Andrew Schecter                                          April 24, 2002
-----------------------
Andrew Schecter
Director

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report of BDO Dunwoody, LLP                              1

Independent Accountants' Report of PricewaterhouseCoopers, LLP                 2

Consolidated Financial Statements

         Balance Sheet as of December 31, 2001                                 3

         Statements of Operations
                  Years Ended December 31, 2001 and December 31,2000           4

         Statements of Cash Flows
                  Years Ended December 31, 2001 and December 31, 2000          5

         Statement of Changes in Stockholders' Equity (Deficit)
                  Years Ended December 31, 2001 and December 31, 2000          6

Notes to Consolidated Financial Statements                                     7

                          Independent Auditors' Report

To The Board of Directors and
Shareholders of
Internet Cable Corporation:

We have audited the consolidated balance sheet of Internet Cable Corporation as at December 31, 2001 and the consolidated statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.


/s/ BDO Dunwoody LLP
----------------------------
BDO Dunwoody LLP
Chartered Accountants
Toronto, Canada
February 20, 2002



In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the Board of Directors and Shareholders dated February 20, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ BDO Dunwoody LLP
----------------------------
BDO Dunwoody LLP
Chartered Accountants
Toronto, Canada
February 20, 2002

                        Report of Independent Accountants

To The Board of Directors and
Shareholders of
Internet Cable Corporation:

In our opinion, the accompanying consolidated statement of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the results of their operations and their cash flows of Internet Cable Corporation for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
 ------------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 16, 2001, except for Note 7 (Note 5 in the 2001 financial statements), as to which the date is July 6, 2001

                                                     INTERNET CABLE CORPORATION
                                                      CONSOLIDATED BALANCE SHEET


                                                                                                  December 31
                                                                                                      2001
                                                                                                  -----------
                                            ASSETS

Current assets
                 Cash                                                                                   $534,763
                 Accounts receivable, net of allowance for doubtful accounts of $141,704                 495,349
                 Unbilled receivables                                                                    183,485
                 Inventories                                                                              15,710
                 Prepaid expenses and other current assets                                                59,357
                                                                                                  --------------
                 Total current assets                                                                  1,288,664

Property and equipment - at cost, less accumulated depreciation of $863,606                              910,922

Goodwill, net of accumulated amortization of $1,728,494                                                2,592,740
                                                                                                  ---------------
                                                                                                      $4,792,326
                                                                                                  ===============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
                 Notes payable, stockholders                                                            $103,759
                 Accounts payable and accrued expenses                                                 1,524,785
                 Accrued salaries and wages                                                              956,685
                 Current portion of capital leases                                                        80,912
                 Allowance for income taxes payable                                                      341,322
                                                                                                  ---------------

                 Total current liabilities and total liabilities                                       3,007,463

Stockholders' equity
                 Preferred stock, $0.001 par value,  5,000,000 shares authorized and no shares                 -
                 issued or outstanding
                 Class A Common stock,  $0.001 par value,  5,000,000 shares  authorized and no                 -
                 shares issued or outstanding
                 Common  stock,  $0.001 par value  50,000,000  shares  authorized,  12,413,984            12,414
                 shares issued and outstanding
                 Additional paid-in capital                                                           19,209,687
                 Cumulative translation adjustments                                                        3,711
                 Accumulated deficit                                                                (17,440,949)
                                                                                                  ---------------

                 Total stockholders' equity                                                            1,784,863
                                                                                                  ---------------

                                                                                                      $4,792,326
                                                                                                  ===============

                              The accompanying notes are an integral part of these financial statements





                                                     INTERNET CABLE CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Year Ended       Year Ended
                                                                               December 31      December 31
                                                                                  2001              2000
                                                                             -------------    --------------
Sales and services                                                              $5,764,629       $10,377,608
Cost of sales
                   Direct costs                                                  2,698,528         4,405,001
                   Indirect costs                                                2,163,427         3,027,393
                   Depreciation                                                    183,088           160,244
                                                                             -------------    --------------

                   Gross operating margin                                          719,586         2,784,970
Operating costs
                   Selling, general and administrative expenses                  3,012,834         5,071,869
                   Depreciation                                                     57,576            59,510
                   Bad debt expense                                                 44,335            73,959
                   Loss (gain) on disposal of assets                              (58,322)            61,260
                   Amortization of goodwill                                        864,252         1,501,299
                   Provision for impairment of goodwill                                  -         2,548,207
                                                                             -------------    --------------
                                                                                 3,920,675         9,316,104

Loss from operations                                                           (3,201,089)       (6,531,134)
                   Interest expense                                                167,762            98,105
                                                                             -------------    --------------
Pre-tax loss                                                                   (3,368,851)       (6,629,239)
Income tax benefit                                                                       -           152,781
                                                                             -------------    --------------

Net loss before extraordinary items                                            (3,368,851)       (6,476,458)
Extraordinary item - charge for early extinguishment of debt                             -         (400,136)
                                                                             -------------    --------------

Net loss                                                                      $(3,368,851)      $(6,876,594)
                                                                             =============    ==============

Weighted average common shares outstanding                                      10,810,651        10,181,125
                                                                             ==============   ==============

Basic and diluted loss before extraordinary item                                   $(0.31)           $(0.64)
Basic and diluted extraordinary loss from extinguishment of debt                         -           $(0.04)
Basic and diluted loss per share                                                   $(0.31)           $(0.68)
                                                                             ==============   ==============

                               The accompanying notes are an integral part of these financial statements





                                                     INTERNET CABLE CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended         Year Ended
                                                                             December 31,       December 31,
                                                                                2001               2000
                                                                             -------------      ------------

Net loss                                                                      $(3,368,851)      $(6,876,594)
Adjustments to reconcile net loss to cash used in operating activities:
                  Depreciation                                                     240,664           219,754
                  Amortization of goodwill                                         864,252         1,501,299
                  Amortization of discount on notes payable                         99,753            59,605
                  Write off of goodwill                                                  -         2,548,201
                  Write down of inventory                                          159,298                 -
                  Write down of long term deposits                                  18,106                 -
                  Bad debt expense                                                  44,335            73,959
                  Stock-based compensation and stock issued for services           204,730           477,712
                  Stock issued in settlement of claims                             146,400                 -
                  (Gain) loss on disposal of fixed assets                         (58,322)            61,260
                  Early extinguishment of debt                                           -           400,136
                  Deferred taxes                                                         -         (184,855)
Changes in working capital:
                  Accounts receivable                                            1,143,107         (415,934)
                  Unbilled receivables                                             229,407           115,163
                  Inventory                                                         33,191            47,375
                  Other current assets                                              50,331          (11,074)
                  Accounts payable and accrued expenses                            732,973         (702,470)
                  Income taxes payable                                             341,322         (419,829)
                                                                             -------------       -----------

Net cash provided by (used in) operating activities                                880,696       (3,106,292)

Cash flows from investing activities
                  Notes receivable                                                       -            40,000
                  Deposits on acquisitions                                               -         5,652,576
                  Disposals of property and equipment                               85,686                 -
                  Acquisitions of property and equipment                                 -         (490,227)
                  Business acquisitions, net of cash acquired                            -       (4,410,997)
                                                                             -------------       -----------

                  Net cash provided by (used in) investing activities               85,686           791,352
                                                                             -------------       -----------

Cash flows from financing activities
                  (Repayment of) proceeds from line of credit                    (498,000)           498,000
                  Notes and loans payable stockholder, net                          17,682         (298,648)
                  Notes payable, net                                                     -         (650,000)
                  Proceeds from issuance of common stock                                 -         1,530,000
                  Stock offering costs                                                   -         (153,000)
                  Options exercised                                                      -           103,695
                  Capital lease payments                                         (129,915)          (64,263)
                                                                             -------------       -----------

                  Net cash (used by) provided by financing activities            (610,233)           965,784
Cumulative Translation Adjustment                                                  (3,938)                 -
Net increase (decrease) in cash                                                    352,211       (1,349,156)
Cash beginning of period                                                           182,552         1,531,708
                                                                             -------------       -----------
Cash, end of period                                                               $534,763          $182,552
                                                                             =============       ===========

                               The accompanying notes are an integral part of these financial statements




                                                     INTERNET CABLE CORPORATION
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 2001

                                      Common stock
                                 ------------------------
                                                                                                                         Total
                                                             Add'l       Stock                           Other       Stockholders'
                                                            Paid-In    Subscription    Accumulated   Comprehensive      Equity
                                     Shares       Amount     Capital     Receivable      Deficit         Income      (Deficiency)
                                 -------------- --------- ------------ -------------- ------------- --------------- --------------

Balance, December 31, 1999           9,270,311    $9,270  $13,693,287     $(200,000)  $(7,195,504)                     $6,307,053
Issuance of common stock
        Private placement              306,000       306    1,529,694                                                   1,530,000
        Cost of private
        placement                                           (153,000)                                                   (153,000)
        Stock subscription                                  (200,000)        200,000                                            -
        Stock-based
        compensation                    41,575        42      253,402                                                     253,444
        Stock options exercised        328,098       328      103,367                                                     103,695
        Acquisition of CAD
        Consultants                    450,000       450    2,249,550                                                   2,250,000
        Acquisition of TSI
        Delaware                       120,000       120      599,880                                                     600,000
Retired shares                        (22,000)      (22)     (93,478)                                                    (93,500)
Issuance of stock warrants and
options for:
        Consulting services                                   317,844                                                     317,844
        Line of credit                                        159,605                                                     159,605
        Acquisition of TSI                                    386,126                                                     386,126
Cumulative translation
adjustments                                                                                                  3,273          3,273
Net loss                                                                               (6,876,594)                     (6,876,594)
                                                                                                                      ------------
Comprehensive loss                                                                                                    (6,873,321)
                                    ----------------------------------------------------------------------------------------------


Balance, December 31, 2000          10,493,984   $10,494  $18,846,277              -  $(14,072,098)         $3,273     $4,787,946
Issuance of Common stock
        Stock issued for
        services                       360,000       360       32,640                                                      33,000
        Settlement of claims           640,000       640      145,760                                                     146,400
        Stock based
        compensation                   920,000       920      137,080                                                     138,000
Issuance of stock warrants
        9% Promissory notes                                    14,200                                                      14,200
Reduction in warrant strike
price                                                          33,730                                                      33,730
Cumulative translation
adjustments                                                                                                    438            438
Net loss                                                                              $(3,368,851)                    (3,368,851)
                                                                                                                      ------------

Comprehensive loss                                                                                                    (3,368,413)
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 2001          12,413,984    12,414  $19,209,687              -  $(17,440,949)         $3,711     $1,784,863
                                    ==========   =======  =========== ==============  ============= =============== ==============

                               The accompanying notes are an integral part of these financial statements



Notes to Consolidated Financial Statements

Note 1 - Summary of business, significant accounting policies, and basis of presentation

Business activity

Internet Cable Corporation, together with its subsidiaries Cable Systems Technical Services Inc. (a corporation organized under the laws of Ontario, Canada), Cable Systems Technical Services Inc. (a corporation organized under the laws of Delaware), Cable Systems TSI, NA (a corporation organized under the laws of Delaware), CAD Consultants, Inc. (a corporation organized under the laws of New Jersey) and Internet Cable Corporation NA (a corporation organized under the laws of Pennsylvania), referred to collectively as the "Company" or "ICC", was organized under the laws of Nevada on February 15, 1995. The Company is focusing its activities on broadband infrastructure engineering and support services for major cable operators and other broadband suppliers and users. The Company is one of the leading providers of broadband infrastructure engineering services in North America. The Company provides broadband technology services, cable infrastructure services, training and software products.

Going concern

The Company has incurred significant losses from operations since inception. The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

     o The Company has experienced substantial downward pressure on its revenue during the year.
     o The Company is subject to litigation, which could have a material impact on the financial position of the Company (see Note 7 - commitments and contingencies).
     o The Company has experienced recurring losses from operations. The loss from operations for the current year was $3,368,851 with an accumulated deficit of $17,440,949 at December 31, 2001.

Accordingly, the Company is seeking additional funding in the near term. If management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. The Company has applied accounting principles based on the Company continuing as a going concern. There remains substantial doubt about the Company's ability to continue as a going concern and therefore about its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classifications of liabilities that may be necessary if the entity is unable to continue as a going concern.

The Company believes that if it is able to obtain at least $1.5 million in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on the market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders and/or significant charges to earnings. The Company may not be able to raise such capital on terms acceptable to the Company, if at all or successfully restructure its operations.

Principles of consolidation and basis of presentation

The consolidated financial statements presented herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States and include the operations of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Recorded amounts for cash, accounts receivable, unbilled receivables, short-term borrowings, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Inventory

Inventory, consisting primarily of goods held for resale, is valued at the lower of cost or market. Cost is calculated using the average cost method for quantities on hand.

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

Capital leases

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

Goodwill

Goodwill is the excess of the acquisition cost over the fair value of the net assets acquired through acquisitions. Goodwill is amortized on a straight-line basis over five years. The carrying value of goodwill is assessed annually by reviewing the estimated future undiscounted cash flows of the underlying business of the Company. Any permanent impairment in the carrying value of goodwill is expensed in the period in which the assessment is made.


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

Revenue recognition

The Company has adopted the policy of recognizing revenue over the term of the contract as services are being performed. Depending on the nature of the contract, income is recognized using either a unit of measure (based on feet or other units) or hours worked.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", and calculates deferred tax assets and liabilities using the asset and liability method. Deferred income taxes arise from net operating loss carry forwards and differences between financial reporting and income tax bases of assets and liabilities, using enacted income tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established until realization of deferred tax assets are deemed more likely than not.


Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires the disclosure of comprehensive income (loss), which consists of net income or net loss and other comprehensive income. Other comprehensive income (loss) consists of cumulative translation adjustments that are presented as a separate section of stockholders' equity on the balance sheet. During the periods ended December 31, 2001, and December 31, 2000, the Company had no other comprehensive income.

Note 2 - Property and Equipment

                                              For the year
                                                 ended
                                              December 31
                                                  2001
                                         -----------------------

Technical field equipment                              $820,522
Vehicles                                                 12,463
Computer hardware and software                          294,711
Furniture and fixtures                                  147,641
Field equipment - capital leases                        499,191
                                         -----------------------

Total property and equipment                          1,774,528
Accumulated depreciation                                863,606

Net property and equipment                             $910,922
                                         =======================

Included in Accumulated depreciation is $202,986 of accumulated depreciation related to capital leases.

Note 3 - Acquisitions

On January 4, 2000 and January 11, 2000, the Company completed the acquisitions of TSI and CAD, respectively. These entities are 100% owned, directly or indirectly, by the Company.

These acquisitions were accounted for using the purchase method of accounting. The allocation of the total purchase price to goodwill and other intangibles amounts to $7,506,493 (see Note 4 - Provision for impairment of long lived assets).

Note 4 - Provision for impairment of long lived assets

During the fourth quarter of 2000, in connection with its ongoing review of its business, the Company's management conducted a strategic review of the operations of all the Company's assets, recent acquisitions and operations. This review triggered an impairment review of the goodwill associated with the acquisition of CAD. The Company calculated the present value of projected future cash flows from CAD to determine the fair value of those assets. Largely because of the losses sustained by the acquired business during 2000 and projected future losses, the projected cash flows were not deemed adequate to support the value of the goodwill associated with the acquired business. Accordingly, management determined that a provision for the impairment of goodwill related to the CAD acquisition was appropriate. A provision of $2,548,207 was recorded in 2000 for impairment of the entire net goodwill balance associated with CAD. The Company does not believe the net assets of CAD are of material value. See also
Note 16 - Closure of CAD Consultants Inc.

Note 5 - Short term financing

On August 1, 2001 the Company borrowed $250,000 from two stockholders for which the Company issued two promissory notes in the principal amount of $125,000 each. These notes bore interest at a rate of 9% per annum. The notes were repaid in full during the year.

In connection with the issuance of these notes, the Company agreed to issue to the holders warrants to purchase up to a total of 100,000 shares of common stock of the Company at an exercise price of $0.15 per share. The warrants are immediately exercisable and expire on the fifth anniversary of the date of issuance. The Black-Scholes model assigned a value of $14,200 to these warrants. This amount was recorded as a deferred financing cost in other current assets and was amortized ratably over the life of the promissory notes. As such, $14,200 was amortized as interest expense in the year.

On August 15, 2000, the Company obtained a one-year $1,000,000 line of credit with a bank. The terms include, among other things, a line of credit based on certain qualified accounts receivable, collateralization by certain assets including but not limited to all accounts receivable, and an interest rate of prime plus 1%. As of December 31, 2000, the Company had drawn $498,000 against this line of credit, leaving an available balance of $502,000. As of January 31, 2001, and for all monthly periods subsequent to that date through August 1, the Company was in technical default of the loan covenants and/or collateral requirements as stipulated in the loan and security agreement and related documents associated with the line of credit from a bank including requiring immediate repayment. As such, the bank notified the Company of its default. However, while retaining all of its rights and options under the loan agreement, as of July 6, 2001 the bank executed a forbearance agreement pursuant to which the bank agreed to forbear until July 20, 2001 from taking action in connection with certain events of default that existed under the loan and security agreement executed by the Company and the bank. As of August 1, 2001 the loan was repaid in full.

The loan agreement also required the issuance of 32,990 warrants at market price, which vested immediately at a strike price of $6.0625 per share and which must be exercised by August 14, 2005. The Black-Scholes model assigned a value of $159,605 to these warrants. This amount was recorded as a deferred financing cost in other current assets and was amortized ratably over the life of the loan agreement. As such, $99,753 and $59,852 were amortized in the periods ending December 31, 2001 and 2000 respectively.

Note 6 - Executive incentive compensation

During the second quarter of 2000, the Company adopted, and the Board of Directors approved, an Executive Incentive Compensation Plan (the "EICP"), retroactive to January 1, 2000. This plan requires that certain financial performance targets be met in order for the executives in the EICP to earn additional compensation. Accrued EICP compensation, recorded as a charge to earnings, amounted to $0 and $99,616 for the years ended December 31, 2001 and 2000 respectively. The amount accrued in 2000 remains outstanding. The EICP contains a provision that any such additional compensation may be paid out in the form of cash or stock, at the option of the Company.

Note 7 - Commitments and Contingencies

The Company leases office space and vehicles under various operating and capital lease agreements. Commitments for the next three years minimum rental under non-cancelable leases held at December 31, 2001 are as follows:


                                                                      Operating             Capital
                     Year                                              leases               leases
                     ----                                       ------------------    ---------------------

                     2002                                                  $544,285                $84,968
                     2003                                                   480,415
                     2004                                                   120,247
                                                                 ------------------    -------------------
                     Total                                               $1,144,947                 84,968
                                                                 ===================

                     Less: interest portion of payments                                              4,056
                                                                                       -------------------
                     Total principal                                                                80,912
                     Less:  short term portion of payments                                          80,912
                                                                                       -------------------

                     Net long term portion of capital leases                                            $0
                                                                                       ====================

Total rental expense for all operating leases was $570,331 and $689,824 for the years ending December 31, 2001 and 2000.

As of June 1, 2001, the Company closed the West Chester office in Pennsylvania. The office was subject to an operating lease with monthly payments of $8,333 plus common area costs escalating to $9,167 per month in the final year ending March 2004. In October 2001 an agreement was reached satisfying in full the lease obligation related to the West Chester office. The Company agreed to issue 220,000 shares of common stock for full settlement of any and all obligations under the lease including, but not limited to, any and all rent, taxes, attorney fees and any and all other obligations whether past due or continuing. These shares were valued at the closing price of the common stock on the date the agreement was entered into, October 4, 2001 and an amount of $48,400 was charged to expense for the year.

On March 31, 2001 the Company closed its Parsippany, New Jersey office. The office was subject to an operating lease with monthly payments of $4,861 per month, expiring in February 2003. The costs relating to the discontinued office, totaling $111,803 have been charged to expense in the year, as they have no substantive future use or benefit to the Company.

On March 31, 2000, a complaint was filed by James A. Sims, Jr. against the Company in the Court of Common Pleas for the Ninth Judicial Circuit, County of Charleston, South Carolina. The complaint alleges that the Company is a successor by merger to Internet Channel, Inc. ("Internet Channel"), a Company in which the plaintiff claims to have had an equity interest. The complaint further alleged that the Company failed to redeem plaintiff's equity interest in Internet Channel or to exchange the Company's stock for the plaintiff's equity interest in Internet Channel as part of the alleged merger. The complaint also alleged that the Company altered certain account and loan documents in connection with the alleged merger, failed to observe corporate formalities or comply with statutory laws governing corporations and issued stock to controlling persons without adequate consideration. The plaintiff sought actual damages in an amount to be determined at trial, together with punitive damages, pre-judgment interest, costs and attorney's fees. The Company and Mr. Sims have agreed to a settlement consisting of the issuance of 300,000 shares of the Company's common stock. These shares were issued in December 2001 and have been reflected in the current fiscal years financial statements.

A complaint, alleging similar facts, was filed on September 8, 2000 by Jeff Adair against the Company in the same court. The Company and Mr. Adair agreed to a settlement consisting of payment by the Company to Mr. Adair of $6,000 in cash and the issuance to him of 40,000 shares of common stock. The shares were issued in December 2001 and the final cash payment was made in January 2002.

The Company has also been served with a complaint from a former vendor, Jackson Engineering, filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed a counterclaim. The Company intends to vigorously pursue its defense against this claim and its counterclaim.

The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania on or about November 9, 2001. The plaintiffs, Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard H. Steele and William J. Flounders, are each former members of the management of the Company who resigned in May 2001 pursuant to the terms of a settlement agreement entered into at that time by such individuals. The plaintiffs allege, among other things, that because the Company failed to timely pay approximately $660,000 in amounts claimed under the settlement agreement for back wages, they are now owed in excess of $1,600,000, representing collective past and future amounts claimed to be owing under their employment contracts, plus statutory penalties equal to 25% of their unpaid wages, interest, attorneys fees and other amounts. The lawsuit also names as defendants Messrs. Joseph Melanson, the Company's CEO, and Hovey Aiken III. In addition to compensatory damages, the plaintiffs seek punitive damages against such individuals for, among other things, their alleged misrepresentations and false promises of prompt payment of wages claimed to be due and owing to the plaintiffs. The Company intends to vigorously defend itself against this action, and believes that it has good defenses to the claims. However, the Company may not be successful. An adverse outcome could materially impact the financial position of the Company.

The Company has also been served with a complaint from Mr. Mulholland filed on January 10, 2002. The complaint alleges that the Company is in default of its payment obligations under a promissory note delivered by the Company on May 4, 2001. Mr. Mulholland is seeking damages in the amount of $63,430 consisting of $53,759 in the unpaid balance under the promissory note $3,709 in interest accrued to January 10, 2002 and $5,962 in legal fees and other costs. The Company intends to vigorously defend itself against this action, and believes that it has meritorious defenses to the claims.

The Company may be engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of any such matters will not have material adverse effect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.

Note 8 - Common stock

The Company has authorized 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value Class A common stock and 5,000,000 shares of $0.001 par value Preferred Stock

The Company completed an offering of its securities in January 2000, realizing approximately $9,080,000 in gross proceeds during 1999 and the first quarter of 2000 through the sale of stock at $5.00 per share plus warrants for 1/2 share for each share purchased. These warrants are exercisable over a 5-year term with a strike price of $10.00 per share. The Company received $7,550,000 of the gross proceeds during 1999 with the balance of the proceeds received in the first quarter of 2000.

During the year ended December 31, 2000, the Company issued a net total of 1,223,673 shares of common stock. Of those shares issued, 41,575 were issued to current and past employees for services rendered, 120,000 were issued to acquire the remaining minority interest in Cable Systems Technical Services, Inc (a Delaware corporation), 450,000 were issued for the acquisition of CAD, 306,000 were sold as part of the remaining portion of the private placement which began in late 1999 and 328,098 were issued in accordance with the exercise of options and warrants. During the year, the Company also retired 22,000 shares.

In 2000, the Company issued a total of 41,575 shares of stock for services rendered. All such shares were recorded at the fair market value on the date of issuance based on quoted market price. Of those shares, 12,500 shares were issued to consultants, 4,075 shares were issued to satisfy prior year bonus accruals to current employees, and 25,000 shares to satisfy obligations to terminated employees related to the closure of the Company's Charleston, South Carolina office.

During the year ended December 31, 2001 the Company issued a total of 1,920,000 shares of common stock. Of those shares issued, 920,000 shares were issued to current employees for services rendered, 150,000 were issued to Directors in settlement of directors fees owing, 210,000 were issued to consultants acting as an Advisory

Committee, 300,000 were issued to satisfy certain liabilities of the Company including cancellation of lease obligations and 340,000 were issued in settlement of litigation. All shares were recorded at the fair market value on the date of issuance based on quoted market price.

Note 9 - Loss per Share

The Company has reported loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Cumulatively through December 31, 2001, certain executives, key employees and investors have been granted a total of 7,763,037 (December 31, 2000 - 9,886,012) warrants and options, of which 4,945,987 (December 31, 2000 - 5,463,512) are currently vested, to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the years ended December 31, 2001 and 2000 as the result would be anti-dilutive since the Company reported losses from operations in these periods.

Note 10 - Incentive Stock Option Plan and Other Outstanding Warrants

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

The Company has issued stock warrants and options to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered. The stock warrants and options are summarized as follows:

                                              Number of         Weighted Average
Warrants                                       Shares           Exercise Price
---------                                    ---------          ----------------

Outstanding at December 31, 1999             2,768,000               2.42
                  Issued                       753,990               5.58
                  Exercised                    345,978               0.39
                  Cancelled                          0
                                             ---------               ----


Outstanding at December 31, 2000             3,176,012               5.37
                  Issued                     1,225,000               0.15
                  Exercised                  1,125,000
                  Cancelled                          0

                                             ---------               -----

Outstanding at December 31, 2001             3,276,012               $4.44
                                             =========               =====

Warrants exercisable at:
                  December 31, 2001          3,276,012               $4.44
                  December 31, 2000          3,176,012                5.37


                                             Number of          Weighted Average
Options                                        Shares           Exercise Price
---------                                    ---------          ----------------

Outstanding at December 31, 1999             3,745,000                5.19
                  Issued                     2,850,000                2.08
                  Exercised                     10,000               4.625
                  Cancelled                          0
                                             ---------               -----

Outstanding at December 31, 2000             6,710,000                3.95
                  Issued                     3,850,000                0.25
                  Exercised                          0                   0
                  Cancelled                  6,072,975                3.98
                                             ---------               -----

Outstanding at December 31, 2001             4,487,025               $0.75
                                             =========               =====

Options exercisable at:
                  December 31, 2001          1,669,975               $0.75
                  December 31, 2000          2,287,500                4.62

Summary information about the Company's stock warrants and options outstanding at December 31, 2001 is as follows:


           Range of                          Outstanding and    Weighted Average
           Exercise        Weighted Average  Exercisable at     Contractual
           Prices          Exercise Price    December 31, 2001  Periods in Years
           -------------   --------------    -----------------  ----------------

Warrants:  $0.05 to 1.00           $0.17              970,000              2.62
           1.01 to 2.50             2.50              687,022              1.53
           2.51 to 3.00                                     0                 0
           3.01 to 5.00             3.06              360,000              2.57
           5.01 to 7.00             5.69              235,990              2.97
           7.01 to 10.00            9.79              983,000              2.95
           Over $10.00             14.97               40,000              2.13

Options    $0.25 to 1.125          $0.32            4,185,000              4.79
           1.13 to 4.00                                     0                 0
           4.01 to 5.00                                     0                 0
           5.01 to 6.00                                     0                 0
           6.01 to 7.00            6.125              220,000              2.82
           7.01 to 10.              8.50               82,025              3.0
           Over $10.00                                      0                 0
                                                    ---------              ----

Options outstanding                                 4,487,025              4.66
                                                    =========

Options exercisable                                 1,669,975              4.63
                                                    =========

The Company accounts for stock warrants and options issued to non-employees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these warrants and options were calculated at the date of issuance using a Black-Scholes option valuation model assuming the following:

                                 For the year               For the year
                              Ended December 31           Ended December 31
                                     2001                       2000
                              -----------------           -----------------

Dividend yield                        0%                         0%
Risk-free interest rate             4.50%                        6%
Expected life                   5 to 10 years               5 to 10 years
Expected volatility                  67%                        169%

An amount of $33,730 associated with the reduction in strike price for 842,000 warrants outstanding was expensed during the year. The Company's expense arising from the issuance of stock warrants and options for the year ended December 31, 2000 was $377,696 of which $99,753 was deferred to the fiscal year 2001.

The Company measures compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options issued to employees. No compensation cost has been recorded for warrants and options issued to employees for the twelve months ended December 31, 2001 and 2000 as the exercise price equaled or exceeded the quoted market price at the date of grant. For purposes of the SFAS No. 123 disclosure, the fair value of each warrant and option issued has been estimated on the issuance date using the Black-Scholes option valuation model. The following assumptions were made in estimating the fair value of employee options issued during the twelve months ended December 31, 2001:

                                  For the year               For the year
                               Ended December 31           Ended December 31
                                      2001                       2000
                               -----------------           -----------------
Dividend yield                         0%                         0%
Risk-free interest rate          4.50% to 5.15%             5.90% to 6.79%
Expected life                       5 years                     4 years
Expected volatility                   67%                        169%

Had compensation cost been determined under SFAS No. 123, net loss per share for the years ended December 31, 2001 and 2000 would have been increased as follows:

                                     For the year              For the year
                              Ended December 31, 2001   Ended December 31, 2000
                              -----------------------  -------------------------
Net loss
    As reported                       $(3,368,851)              $(6,876,594)
    Pro forma                          (3,942,501)              (12,107,224)

Basic and diluted loss per share
    As reported                            $(0.31)                   $(0.68)
    Pro forma                              $(0.36)                   $(1.19)

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

Note 11 - Deferred income taxes and tax loss carry forward

The following table reflects the significant components of the Company's net deferred tax assets.


                                             Dec 31, 2001      Dec 31, 2000
                                             ------------      ------------

Net operating loss carry-forwards              $4,173,030        $3,083,884
Stock-based compensation                          312,004           285,979
                                               ----------        ----------

Deferred tax asset                              4,485,034         3,369,863
Less - Valuation allowance                     (4,485,034)       (3,369,863)
                                               ----------        ----------
                                                       $0                $0
                                               ==========        ==========

The cost (benefit) for income taxes is different from the amounts computed by applying the U.S. statutory federal tax rate of 34%. The differences are as follows:

                                                    Dec 31, 2001    Dec 31, 2000
                                                   -------------    ------------

Federal income tax benefit at statutory rate        $(1,145,409)    $(2,399,808)
Local income taxes net of federal income tax
  benefit                                              (168,443)       (140,354)
Amortization of goodwill                                224,706         600,520
Stock-based compensation                                (26,025)              -
Impairment write off of CAD                                   -       1,019,283
Valuation allowance                                   1,115,171         767,578
                                                    -----------     -----------
                                                             $0     $  (152,781)
                                                    ===========     ===+========

At December 31, 2001 the Company had available net operating loss carry forwards of approximately $10.2 million, which can be applied to U.S. Federal and State taxable income. These carry forwards expire during the years 2011 to 2021. The Company also has available net capital loss carry forwards of $250,000, which can be applied to net capital gains expiring in 2002.

Note 12 - Concentration of risk

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:

                         Sales concentration by Customer

                                  For the year ended
                                  December 31, 2001                     As at December 31, 2001
                             ----------------------------- --------------------------------------------------
                                                                          Percent                    Percent
Customer                                                    Accounts         of       Unbilled         of
Name                             Sales         Percent      Receivable     Total      Receivable      Total
---------------------        --------------- ------------- ------------- ----------- ------------- ----------

Rogers Cable Systems             $2,356,166         40.9%      $312,876       63.2%      $183,485     100.0%
AOL/Time Warner                   1,147,213         19.9%        25,431        5.1%             0         0%
Cogeco                              568,050          9.9%        31,744        6.4%             0         0%
IBM                                 464,472          8.1%             0          0%             0         0%
All others                        1,228,728         21.2%       125,298       25.3%             0         0%
                             --------------- ------------- ------------- ----------- ------------- ----------

Total revenue                    $5,764,629        100.0%      $495,349      100.0%      $183,485       100%
                             =============== ============= ============= =========== ============= ==========


                                  For the year ended
                                  December 31, 2000                     As at December 31, 2000
                             ----------------------------- --------------------------------------------------
Customer                                                     Accounts    Percent of    Unbilled    Percent of
Name                             Sales         Percent      Receivable     Total      Receivable     Total
---------------------------- --------------- ------------- ------------- ----------- ------------- ----------

AT&T Broadband                   $5,443,159         52.4%      $634,707       37.7%            $0         0%
Rogers Cable Systems              1,461,747         14.1%       323,375       19.2%        21,422       5.5%
AOL/Time Warner                   1,324,097         12.8%       213,761       12.7%       380,120      92.1%
All others                        2,148,605         20.7%       510,948       30.4%        11,350       2.7%
                             --------------- ------------- ------------- ----------- ------------- ----------

Total revenue                   $10,377,608        100.0%    $1,682,791      100.0%      $412,892       100%
                             =============== ============= ============= =========== ============= ==========


Note 13 - Extraordinary item

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

Note 14 - Related party transactions

In June 2000, the then acting Chairman of the Board and Chief Executive
Officer Michael Mulholland, loaned $67,842 to the Company. The terms of the loan included 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter of 2000, the Company repaid $40,000 of the loan. No further payments have been made to date. During the second quarter of 2001, Mr. Mulholland loaned the Company an additional $14,000 upon the same terms. On May 4, 2001 the Company executed a promissory note with Mr. Mulholland in the amount of $53,759 the terms of which included 10% interest and due on demand or in 90 days from the date of the note, whichever time was later, along with interest on the unpaid principal. As of December 31, 2001 the principal and accrued interest on the loan were $53,759 and $3,547 respectively. On January 10, 2002, to collect this loan Mr. Mulholland filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania. (See Note 7).

On October 29, 2001 Tim Karnes resigned as a Director of the Company and entered into a Memorandum of Understanding with the Company the terms of which included the following. Mr. Karnes and the Company agreed that a total of $82,298 was owing to Mr. Karnes as of October 29, 2001, included in which was the principal amount of $50,000, owing under a loan made in 1999 bearing interest at 10% per annum and due and payable upon receipt of any bank loans, lines of credit, or other equity or debt financing, interest accrued to date in the amount of $10,380 and deferred salary in the amount of $21,918 net of an advance in the amount of $5,000. Upon execution of the agreement $7,000 was paid to Mr. Karnes, to be applied to the past due salary owing. As of December 31, 2001 Mr. Karnes is owed $14,918 in deferred salary. The Company has agreed to repay the balance owing to Mr. Karnes subject to raising equity financing. The Company further agreed to issue Mr. Karnes 116,000 shares of Common stock and/or options to purchase said stock, as may be agreed by and between the Company and Mr. Karnes. In addition, the Company agrees to reduce the strike price of any and all options and or warrants currently issued and outstanding to Mr. Karnes to fifteen ($0.15) cents. At December 31, 2001 the shares had not yet been issued and the strike price of any and all options and or warrants issued and outstanding to Mr. Karnes had not yet been reduced.

During the years ended December 31, 2001 and 2000, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at December 31, 2001 was $956,685 of which $93,750 was deferred by the current executive officers.

Note 15 - Recent accounting pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No.141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company is in the process of evaluating the impact of implementing SFAS No. 142 and expects to adopt this statement during the first quarter of fiscal 2002. During the year ended December 31, 2001 goodwill amortization totaled $864,252.

On April 3, 2000 the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after December 15, 1998. To the extent that the interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying the interpretation are recognized on a prospective basis from July 1, 2000. There was no material impact from the adoption of FIN 44.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company has adopted SFAS 133 in 2001 where applicable. There was no material impact from the adoption of SFAS 133.

Note 16 - Closure of CAD Consultants Inc

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

The Company has written down the carrying value of the non-productive assets related to CAD. In 2001 the Company expensed an amount of $159,298 relating to the reduction in the valuation of the inventory held by CAD. In 2000 a provision of $2,548,207 was recorded for impairment of the entire net goodwill balance associated with CAD. The Company does not believe the net assets of CAD are of material value.


Note 17 - Board of Directors and Management Reorganization

At a special meeting of the Board of Directors of Internet Cable Corporation held May 24, 2001, the incumbent board increased the permissible number of board members and elected four additional directors to fill vacancies created by the increase. The election was pursuant to a Memorandum of Understanding ("Memorandum") dated May 24, 2001 and negotiated between Hovey Aiken III, for himself as a stockholder of the Company, and Michael F. Mulholland, Company chairman and president, William F. Walsh and Robert F. Bronner, both Company officers. Pursuant to the Memorandum, the incumbent board resigned from their positions as board members, which action left the newly elected directors as the sole members of the board. Upon ratification of the Memorandum by the old Board, management (consisting of Messrs. Mulholland, Walsh, and Bronner ("the Resigned Executives")) resigned from their positions as officers with the new Board's consent, effective immediately. At a meeting of the newly elected directors convened later the same day, two more persons, Joseph Melanson and Blaine Burnie, were elected as directors to fill vacancies. The Memorandum contained certain other conditions including a requirement that the new Board members cause the Company to pay certain obligations of the Company within thirty days. These obligations included paying off the bank line of credit borrowings amounting to approximately $600,000 (which was subsequently repaid prior to December 31, 2001), in addition to repaying a note payable to Mulholland of approximately $54,000 and, unpaid back wages and accrued vacation to certain executives of approximately $645,000 (see Note 7). The Memorandum also called for certain stock options held by the resigned executives to be forfeited and other stock options to be immediately vested.




Note 18 - Supplemental disclosure of cash flow information


                                          For the year ended  For the year ended
                                          December 31, 2001   December 31, 2000
                                          -----------------   -----------------
Supplemental non-cash transactions:
Issuance of common stock for services,        $351,130           $    477,712
interest and settlement costs
Acquisitions:
Fair value of assets acquired                        -             10,980,754
Less liabilities assumed                             -              2,853,838
Fair value of stock and warrants issued              -              3,236,128
Cash acquired                                        -                479,791
Acquisition cost, net of cash acquired               -              4,410,997
Cash paid (received) during the period
 for:
Interest                                        53,809                 74,557
Income taxes                                  (341,322)               469,475

In January 2000, the Company completed the acquisition of 100% of the TSI companies (see Note 3 - Acquisitions and subsection of Note 1 titled Principles of consolidation and basis of presentation for cash and stock totaling $5.4 million. The acquisition was accounted for using the purchase method, and the results of TSI's operations have been combined with those of the Company since January 4, 2000, the effective date of the acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the total purchase price (both cash and non-cash costs) over the net assets acquired is approximately $4,321,000 and is being amortized on a straight-line basis over five years.

Also in January 2000, the Company completed the acquisition of 100% of CAD
(see Note 3 and the subsection of Note 1 titled Principles of consolidation and basis of presentation) for cash and stock totaling $2.7 million. The acquisition was accounted for using the purchase method, and the results of CAD's operations have been combined with those of the Company since January 11, 2000, the effective date of the acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the total purchase price (both cash and non-cash costs) over the net assets acquired was approximately $3,185,000 and was written off in full in 2000, see Note 16 Closure of CAD Consultants Inc.

Note 19 - Segmented Information

The Company provides engineering services in the United States and Canada and has no district operating segments. The following table shows certain information with respect to geographic segmentation based on the subsidiary location:


                         Canada             United States           Total 2001
                         ------             -------------           ----------

Sales and Services     $2,973,715            $2,790,914              $5,764,629
Total Long-Lived          384,616             3,119,046               3,503,662
   Assets

                         Canada             United States            Total 2000
                         ------             -------------           ----------

Sales and Services     $2,571,659            $7,805,949             $10,377,608
Total Long-Lived          373,405             4,154,385               4,527,790
   Assets

Note 20 - Subsequent Events

Subsequent to the year end the Company issued 170,000 common shares as follows; 20,000 shares were issued to new employees pursuant to offers of employment, 150,000 shares were issued for consulting services and 100,000 shares were issued upon exercise of certain stock options.