Form 10QSB
period 2002-03-31
INTERNET CABLE CORP
filed 2002-05-15
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________________

                        Commission file number 000-26011

                           INTERNET CABLE CORPORATION
         --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0540291
         --------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

           195 RIVIERA DRIVE, UNIT 2, MARKHAM, ONTARIO, CANADA L3R 5J6
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (905) 479-5974
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x           No
   -------          -------

The number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2002 was 12,722,684 shares, all of one class (common stock), par value $0.001 per share.

Transitional Small Business Disclosure Format (check one);

Yes               No    x
   ------            --------

                           INTERNET CABLE CORPORATION

                                      INDEX



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements                                             Page

         Condensed Balance Sheet as of March 31, 2002 (unaudited)            3

         Condensed Statements of Operations (unaudited) for the
         three month periods ended March 31, 2002 and 2001                   4

         Condensed Statements of Cash Flows (unaudited) for the
         three month periods ended March 31, 2002 and 2001                   5

         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8K                                    14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                     INTERNET CABLE CORPORATION
                                                       CONDENSED BALANCE SHEET

                                                               ASSETS

                                                                                                            March 31, 2002
                                                                                                              (Unaudited)
                                                                                                            --------------
Current assets
Cash                                                                                                             $247,235
Accounts receivable, net of allowance for doubtful accounts of $90,947                                            867,677
Unbilled receivables                                                                                              151,680
Prepaid expenses and other current assets                                                                          70,426
                                                                                                              -----------
Total current assets                                                                                            1,337,018
Property and equipment - at cost, less accumulated depreciation of $900,886                                       825,923
Goodwill, net of accumulated amortization of $1,728,494                                                         2,592,740
                                                                                                              -----------
                                                                                                               $4,755,681
                                                                                                              ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable, stockholders                                                                                      $103,759
Accounts payable and accrued expenses                                                                           1,386,664
Accrued salaries and wages                                                                                      1,083,806
Current portion of capital leases                                                                                  36,114
Allowance for income taxes payable                                                                                341,322
                                                                                                              -----------
Total current liabilities and total liabilities                                                                 2,951,665

Stockholders' equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized and no shares issued or outstanding                      -
Class A Common stock, $0.001 par value, 5,000,000 shares authorized and no shares issued or                             -
outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,722,684 shares issued and outstanding             12,723
Additional paid-in capital                                                                                     19,310,991
Cumulative translation adjustments                                                                                  1,815
Accumulated deficit                                                                                           (17,521,513)
                                                                                                              -----------

Total stockholders' equity                                                                                      1,804,016
                                                                                                              -----------

                                                                                                               $4,755,681
                                                                                                              ===========


                         The accompanying notes are an integral part of these condensed financial statements




                                                     INTERNET CABLE CORPORATION
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                             (Unaudited)

                                                                      2002                      2001
                                                                 --------------             -----------

Sales and services                                                 $1,565,720                $1,346,989
Cost of sales
Direct costs                                                          786,522                   754,169
Indirect costs                                                        403,256                   687,717
Depreciation                                                           40,592                    45,772
                                                                 --------------             -----------
Gross operating margin (loss)                                         335,350                  (140,669)

Operating costs
Selling, general and administrative expenses                          429,957                   983,809
Depreciation                                                           13,458                    14,518
(Gain) on disposal of assets                                          (28,265)                        -
Amortization of goodwill                                                    -                   216,063
                                                                 --------------             -----------
Loss from operations                                                  (79,800)               (1,355,059)

Interest expense                                                          758                    54,762
                                                                 --------------             -----------

Net loss                                                             $(80,558)              $(1,409,821)
                                                                 ==============             ============
Other comprehensive income translation adjustment                    $  1,815               $   (13,288)
                                                                 --------------             -----------
Total comprehensive loss                                             $(78,743)              $(1,423,109)
                                                                  ==============             ============
Basic and diluted loss per share
before cumulative effect of change in
accounting principle                                                  $(0.006)                   $(0.13)

Cumulative effect of change in accounting principle                       --                       0.02
                                                                 --------------             -----------

Basic and diluted loss per share                                      $(0.006)                   $(0.11)
                                                                  ==============             ============

Weighted average shares outstanding                                12,689,351                10,493,984
                                                                  ==============             ============

                         The accompanying notes are an integral part of these condensed financial statements




                                                     INTERNET CABLE CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                             (Unaudited)


                                                                                     2002                       2001
                                                                                --------------               -----------
Net loss                                                                          $(80,558)                  $(1,409,821)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation                                                                        54,050                        60,290
Amortization of goodwill                                                                 -                       216,063
Amortization of discount on notes payable                                                -                        35,646
Stock-based compensation and stock issued for services                              90,000                             -
Stock issued in settlement of claims                                                11,607                             -
Gain on disposal of fixed assets                                                   (28,265)                            -

Changes in working capital:
Accounts receivable                                                               (372,328)                      364,074
Unbilled receivables                                                                31,805                       199,328
Inventory                                                                           15,710                       (11,473)
Other current assets                                                               (11,069)                       19,982
Accounts payable and accrued expenses                                              (11,000)                      564,260
                                                                                --------------               -----------

Net cash provided by (used in) operating activities                               (300,048)                       38,349
                                                                                --------------               -----------

Cash flows from investing activities
Disposals of property and equipment                                                 59,214                             -
Acquisitions of property and equipment                                                   -                       (21,088)
                                                                                --------------               -----------
Net cash provided by (used in) investing activities                                 59,214                       (21,088)

Cash flows from financing activities
Proceeds from line of credit                                                             -                       175,000
Capital lease payments, net                                                         (44,798)                        (594)
                                                                                --------------               -----------
Net cash provided by (used in) financing activities                                 (44,798)                     174,406
Effect of Exchange Changes on Cash                                                 (1,896)                     (13,288)
Net increase (decrease) in cash                                                    (287,528)                     178,379
Cash, beginning of period                                                           534,763                      182,552
                                                                                --------------               -----------
Cash, end of period                                                                $247,235                     $360,931
                                                                                ==============               ===========


                         The accompanying notes are an integral part of these condensed financial statements


                                                                 5

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, GOING CONCERN AND REVENUE RECOGNITION

Basis of presentation

The consolidated financial statements of Internet Cable Corporation (the "Company") presented herein include the operations of its wholly owned subsidiaries Cable Systems Technical Services, Inc. (a corporation organized under the laws of Ontario, Canada), Cable Systems Technical Services, Inc. (a corporation organized under the laws of Delaware), and Cable Systems TSI, NA (a corporation organized under the laws of Delaware) collectively referred to as "TSI", Internet Cable Corporation NA (incorporated under the laws of Pennsylvania) and CAD Consultants, Inc. (incorporated under the laws of New Jersey) referred to as "CAD". The consolidated financial statements of Internet Cable Corporation have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

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


Going concern

The Company has incurred significant losses from operations since inception. The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

      o The Company has experienced recurring losses from operations. The loss from operations for the current quarter was $80,558 with an accumulated deficit of $17,521,513 at March 31, 2002.

      o The Company is subject to litigation, which could have a material impact on the financial position of the Company (see Note 3 - Commitments and Contingencies).

      o The Company experienced significant downward pressure on its revenue during 2001 and although it has begun to see an increase in revenue in comparison to the first quarter of 2001, the increase has not been large enough to generate profits.

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

The Company believes that if it is able to obtain at least $1.5 million in financing, it will have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders and/or significant charges to earnings. The Company may not be able to raise such capital on terms acceptable to the Company, if at all, or successfully restructure its operations.

Revenue recognition

The Company has adopted the policy of recognizing revenue over the term of its contracts as services are being performed. Depending on the nature of the contract, income is recognized using either a unit of measure (based on feet or other units) or hours worked.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The implementation of this standard has not had a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No.141 establishes new standards for accounting and reporting requirements for business combinations, and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the current quarter. During the quarter ended March 31, 2001 goodwill amortization totaled $216,063. In complianced with the adoption SFAS No. 142, goodwill will be tested for inpairment during the second quarter of 2002.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania on or about November 9, 2001. The plaintiffs, Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard H. Steele and William J. Flounders, are each former members of the management of the Company who resigned in May 2001 pursuant to the terms of a memorandum of understanding entered into at that time by such individuals. The plaintiffs allege, among other things, that because the Company failed to timely pay approximately $660,000 in amounts claimed under the memorandum of understanding for back wages, they are now owed in excess of $1,600,000, representing collective past and future amounts claimed to be owing under their employment contracts, plus statutory penalties equal to 25% of their unpaid wages, interest, attorneys fees and other amounts. The lawsuit also names as defendants Messrs. Joseph Melanson, the Company's CEO, and Hovey Aiken III. In addition to compensatory damages, the plaintiffs seek punitive damages against such individuals for, among other things, their alleged misrepresentations and false promises of prompt payment of wages claimed to be due and owing to the plaintiffs. The Company intends to vigorously defend itself against this action, and believes that it has good defenses to the claims. However, the Company may not be successful. An adverse outcome could materially impact the financial position of the Company.

The Company has also been served with a complaint from Mr. Mulholland filed on January 10, 2002. The complaint alleges that the Company is in default of its payment obligations under a promissory note delivered by the Company on May 4, 2001. Mr. Mulholland is seeking damages in the amount of $63,430 consisting of $53,759 in the unpaid balance under the promissory note, $3,709 in interest accrued to January 10, 2002 and $5,962 in legal fees and other costs. The Company intends to vigorously defend itself against this action, and believes that it has meritorious defenses to the claims.

The Company has also been served with a complaint from a former vendor filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed a counterclaim. The Company will vigorously pursue its counterclaim and its defense against this claim.

The Company may be engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of any such matters will not have material adverse effect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.

NOTE 4 - COMMON STOCK

During the period ended March 31, 2002, the Company issued 308,700 common shares as follows: 20,000 shares were issued to new employees pursuant to offers of employment, 150,000 shares were issued for consulting services, 100,000 shares were issued upon exercise of certain stock options and 38,700 shares were issued in settlement of liabilities in the amount of approximately $11,607.

NOTE 5 - LOSS PER SHARE

The Company has reported loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2002, certain executives, key employees and investors have been granted a total of 7,763,037 warrants and options, 4,945,987 of which are currently vested, to purchase shares of the Company's common stock. In accordance with SFAS 128, these warrants and options have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002, as the results would be anti-dilutive since the Company reported losses from operations in the period.

NOTE 6 - CONCENTRATION OF RISK

The Company provides broadband infrastructure engineering services to major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:

                                                       3 Months Ended
                                                       March 31, 2002
                                               -----------------------------
               WideOpenWest                    $  969,863              62.0%
               Rogers Cable Systems               407,359              26.0%
               Other                              188,498              12.0%
                                               ----------             ------
               Total sales                     $1,565,720             100.0%
                                               ==========             ======


NOTE 7 - RELATED PARTY TRANSACTIONS

In June 2000, the then acting Chairman of the Board and Chief Executive Officer Michael Mulholland, loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter of 2000, the Company repaid $40,000 of the loan. No further payments have been made to date. During the second quarter of 2001, Mr. Mulholland loaned the Company an additional $14,000 upon the same terms. On May 4, 2001 the Company executed a promissory note with Mr. Mulholland in the amount of $53,759 the terms of which included 10% interest and due on demand or in 90 days from the date of the note, whichever time was later, along with interest on the unpaid principal. As of March 31, 2002 the principal and accrued interest on the loan were $53,759 and $4,873 respectively ($36,077 and $2,750 respectively as of March 31, 2001).

On October 29, 2001 Tim Karnes resigned as a Director of the Company and entered into a Memorandum of Understanding with the Company the terms of which included the following. Mr. Karnes and the Company agreed that a total of $82,298 was owing to Mr. Karnes as of October 29, 2001, included in which was the principal amount of $50,000, owing under a loan made in 1999 bearing interest at 10% per annum and due and payable upon receipt of any bank loans, lines of credit, or other equity or debt financing, interest accrued to date in the amount of $12,873 and deferred salary in the amount of $21,918 net of an advance in the amount of $5,000. Upon execution of the agreement $7,000 was paid to Mr. Karnes, to be applied to the past due salary owing. As of March 31, 2002 Mr. Karnes was owed $14,918 in deferred salary. The Company has agreed to repay the balance owing to Mr. Karnes subject to raising equity financing. The Company further agreed to issue Mr. Karnes 100,000 shares of common stock and/or options to purchase said stock, as may be agreed by and between the Company and Mr. Karnes. In addition, the Company agreed to reduce the strike price of any and all options and/or warrants currently issued and outstanding to Mr. Karnes to fifteen ($0.15) cents. At March 31, 2002 the shares had not yet been issued and the strike price of any and all options and/or warrants issued and outstanding to Mr. Karnes had not yet been reduced.

During the quarters ended March 31, 2002 and March 31, 2001, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at March 31, 2002 was $1,083,806 of which $93,750 was deferred by an executive officer. At March 31, 2001 deferred and accrued payroll was $672,383 of which $530,192 was deferred by the executive officers.

NOTE  8 - DISPOSITION OF CAD CONSULTANTS, INC.

At a board meeting held on March 2, 2001, the board approved a resolution authorizing the management of the Company to pursue the sale or other disposition of CAD. The Company's management believed that the core business of CAD, a wireless integrator, did not possess a strong enough strategic fit with the current focus of the Company, which is to become the preferred vendor for outsourcing upgrades and maintenance of cable plants. Additionally, management had determined that continued funding of CAD's operating losses was not in the best interest of its shareholders. As a result of this decision, the Company took steps to seek the best solution in the sale, disposal or closure of CAD. The Company did enter into negotiations with one potential buyer, but failed to arrive at mutually acceptable terms. Therefore, on April 11, 2001, management closed down the operations of CAD and terminated all related employees. Mr. Craig Lerman, who was the sole shareholder of CAD prior to its acquisition by the Company and who served as Wireless Division President of the Company until the closing of CAD, agreed to assist in collecting outstanding accounts receivable and, for a fee, completed short term pending projects related to the CAD business. No definitive agreements have been entered into with Mr. Lerman concerning the transition. Due to the failure to come to terms with Craig Lerman, the former principal of CAD, concerning the termination, the Company is potentially exposed to additional claims. While the Company expects to resolve such claims without litigation, the Company may not be able to do so.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to the end of the quarter, the Company received $100,000 in funding from a private placement. Under the terms of the private placement, the Company offered units consisting of a 10% convertible promissory note, in the principal amount of $100,000, and a warrant to purchase 50,000 shares of common stock. The warrants granted have a term of five years and a strike price of $0.50 per share. The holders of units are granted a security interest in all of the Company's assets. This security is subordinate only to any bank financing secured by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

This report contains, in addition to historical information, forward-looking statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties, and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "may," "should," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions are intended to identify forward-looking statements. These include statements regarding the sufficiency of the Company's liquidity, including cash resources, the availability of additional equity funding, utilization of lines of credit or other borrowing facilities or opportunities, concentration of sales risk, gross margins, current and future expenses, future revenues and shortfalls in revenues, contract pricing and pricing uncertainty, growth and expansion plans, sales and marketing plans, availability of adequate technical personnel, capital expenditures, seasonality, and operating results. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in any forward-looking statements. Factors that may cause such a difference include, but are not limited to, the risks set forth in the Company's filings with the Securities and Exchange Commission (see the "Risk Factors" section in the Company's Form 10-KSB for the year ended December 31, 2001). The Company does not intend to update these cautionary statements or any forward-looking statements.

General

The Company's primary business focus is to provide broadband engineering services to the North American broadband market. Major cable operators engage the Company's services to upgrade, maintain and expand the technical network infrastructure (cable plant facilities and networks) underlying their delivery of new, robust broadband services, including high-speed Internet access, cable-phone (telephony), digital and interactive TV cable, pay-per-view, alarm monitoring and smart home devices.

During the quarter ended March 31, 2002, the Company introduced the ICC Systems Engineering Group, which will provide cable operators with head end system design, layout engineering, implementation planning and logistical support. This service will enable cable operators to launch high-speed data, video on demand and iTV services on new digital platforms. The Company anticipates that the synergies between professional services and the ICC Systems Engineering Group will provide additional growth from the current customer base. The Company estimates that net loss for the period includes approximately $40,000 in start up costs relating to the introduction of the ICC Systems Engineering Group. The Company has not yet signed any new contracts as a result of the introduction of the ICC Systems Engineering Group.

Sales

Sales for the first quarter of 2002 were $1,565,720, which was $218,731 or 16.2% greater than the sales of $1,346,989 for the first quarter of 2001 and $353,147 greater than the first quarter 2001 excluding $124,416 relating to the sales of CAD. The Company experienced a slow down in revenue in 2001 primarily as a result of the reduction in capital expenditures by its existing customers. In the fourth quarter of 2001 the Company entered into a contract to provide ongoing monthly maintenance services for WideOpenWest, a multiple system operator ("MSO") operating in the Columbus, Cleveland, Detroit and Chicago markets. The revenues from this contract contributed to the increase in sales in the first quarter of 2002 over the first quarter of 2001.

The Company's first quarter revenues are subject to some seasonal fluctuations. Traditionally, MSO's limit the amount of work being performed on their system during the week of the New Year holiday. In addition, the Company has historically performed less outdoor services during the winter months in colder regions. During the first quarter of 2002 certain MSO's limited the amount of work performed on their system during the Winter Olympics.

Cost of sales

Costs of sales are broken down into three major categories, those being direct, indirect and depreciation costs. Direct costs, made up largely of labor and labor related costs, represent those costs that are directly related to the production of income and, within certain limitations, should be directly variable in their relationship to sales. Indirect costs are generally made up of those semi-variable production related overhead costs such as production supervision wages and benefits, field office administration, field office rents and supplies, and production vehicle leases and operating costs. The depreciation charge included in the cost of sales is the portion of the total annual depreciation charge that relates to those fixed assets, which are deployed on projects.

Direct costs were $786,522 and $754,169 for the first quarter of 2002 and 2001, respectively, excluding the direct costs of CAD which were $589,549 for the first quarter of 2001. Direct costs increased by $32,353 or 4.3% in 2002 compared to 2001 which included $164,620 relating to CAD.

Indirect costs were $403,256 and $687,717 for first quarter of 2002 and 2001 respectively. This reflects a decrease of 41.4% in 2002 compared to 2001. Pro forma indirect costs, excluding the indirect costs of CAD, were $637,717.

The cost of goods sold for the CAD division was almost exclusively direct costs. The closure of CAD had little impact on the change in indirect costs since CAD only accounted for $50,000 of the comparative quarters indirect costs. This category of expense includes the less variable type of project expenses such as project supervisors, remote office locations and long-term lease vehicle costs. As the Company's revenues fell significantly in the first quarter of 2001 these costs, more fixed in nature, were not readily or easily reduced. During the remainder of 2001, the indirect costs were reduced. The decreased indirect costs, along with reduced depreciation charges and proportionately higher direct costs, resulted in an improved gross margin of 21.4% during first quarter 2002 as compared to a negative gross margin of 10.4% in first quarter 2001.

See "Depreciation" below for a discussion of depreciation expense included in Cost of Sales.

Selling, general and administrative expenses

Selling, general and administrative expenses, including the expense categories "stock issued for services" and "stock based compensation" ("SG&A"), decreased by 56.3% to $429,957 (27.5% of revenues) in the first quarter of 2002 from $983,809 (73.0% of revenues) in the first quarter of 2001. The decrease in SG&A expenses is primarily attributable to a significant reduction in management and administrative salaries and benefits, and office rent and the elimination of $65,936 relating to CAD. The reduction in selling, general and administrative expenses was due to the cost containment efforts the Company implemented in an effort to bring the Company to profitability.

Depreciation

The consolidated fixed assets of the Company amount to $1,777,403, with a net book value of $894,050. Over 85% of these assets are held by TSI. The most significant component of TSI's fixed assets is technical testing equipment used by the technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $54,050 and $60,290 for the first quarter 2002 and 2001, respectively. Of the total 2002 depreciation charge, $40,592 was recorded as a cost of sales and $13,458 was recorded as a general operating expense.

Amortization of goodwill

Amortization expense was $0 and $216,063 for first quarter 2002 and 2001, respectively. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the current year. Previously, the Company amortized goodwill over five years using the straight line method of amortization. If no amortization had been expensed in 2001, the loss would have been $1,193,758.

Interest

The Company incurred net interest expense of $758 and $54,762 for the first quarter 2002 and 2001, respectively. The interest charges for 2001 are largely related to the interest expense associated with capitalized leases at TSI and interest on the Company's line of credit borrowings.

Net loss

The net loss was $80,558 and $1,409,821 for the first quarter of 2002 and 2001, respectively. The pro forma net loss from operations was $1,204,165 for the first quarter of 2001. The net loss decreased by $1,329,263 primarily due to the improvement in gross operating margin and the large reductions in selling, general and administrative expenses.

Liquidity and capital resources

Historically, the Company has financed its operations primarily through a combination of private sales of equity securities and loans from the Company's executive officers and private investors. During the third quarter of 2000, the Company secured additional funding through a $1 million line of credit, providing additional working capital secured by certain qualified accounts receivable. As of August 2, 2001, the Company repaid the line of credit in full. At March 31, 2002, the Company had cash of $247,235;

and current liabilities of $2,951,065 exceeded current assets of $1,337,018 by $1,614,047 providing a current ratio of 0.45 to 1.0. This compares to cash balances of $534,763 and negative working capital of ($1,718,719) as of December 31, 2001.

The Company's immediate capital requirements primarily relate to funding operations, working capital needs and capital expenditures. The Company is in need of additional financing to satisfy its immediate working capital requirements. Accordingly, the Company is seeking additional funding. If management is unable to secure such funding, it may be compelled to consider other alternatives, including the liquidation of the Company. See Note 1, of the Notes to the Financial Statements concerning doubt as to the Company's ability to continue as a going concern.

The Company may not be able to obtain additional financing on terms acceptable to the Company or successfully restructure its operations. The Company believes if it is able to obtain at least $1.5 million in financing, it may have the financial resources necessary to meet its presently anticipated business requirements for the next 12 months. Nonetheless, depending on market conditions, the Company may seek to sell additional equity or debt securities or obtain alternative credit facilities. The sale of additional equity or debt securities may result in significant dilution to the existing shareholders and/or significant charges to earnings. There is no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

For the first quarter of 2002, cash flow used by operating activities amounted to $300,048. This amount was derived from the loss of $80,558, adding back certain non-cash expenditures of $73,342 and a net increase in working capital of $346,882. The non-cash expenditures included, among other things, stock based compensation, stock issued for services and depreciation. The increase in working capital was due to an increase in business activity that resulted in, among other things, increases in accounts receivable and unbilled revenue.

Investing activities for the first quarter of 2001 amounted to a net inflow of $59,214 relating to the disposition of fixed assets.

Cash used by financing activities for the first quarter of 2001 amounted to $44,798. This was comprised of capital lease repayments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been served with a complaint from a former vendor, Jackson Engineering, filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed a counterclaim. The Company intends to vigorously pursue its counterclaim and its defense against this claim.

The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania on or about November 9, 2001. The plaintiffs, Michael F.Mulholland, William F. Walsh, Robert
F. Bronner, Richard H. Steele and William J. Flounders, are each former management members of the Company who resigned in May 2001 pursuant to the terms of a memorandum of understanding entered into at that time by such individuals. The terms of that agreement were previously disclosed in the Company's Current Report filed on Form 8-K as filed on May 31, 2001. The plaintiffs allege, among other things, that because the Company failed to timely pay approximately $660,000 in amounts claimed under the memorandum of understanding for back wages, they are now owed in excess of $1,600,000, representing collective past and future amounts claimed to be owing under their employment contracts, plus statutory penalties equal to 25% of their unpaid wages, interest, attorneys fees and other amounts. The lawsuit also names as defendants Messrs. Joseph Melanson, the Company's CEO, and Hovey Aiken III. In addition to compensatory damages, the plaintiffs seek punitive damages against such individuals for, among other things, their alleged misrepresentations and false promises of prompt payment of wages claimed to be due and owing to the plaintiffs. The Company intends to vigorously defend itself against this action, and believes that it has good defenses to the claims. However, the Company may not be successful. An adverse outcome could materially impact the financial position of the Company.

The Company has also been served with a complaint from Mr. Mulholland filed on January 10, 2002, in the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Company is in default of its payment obligations under a promissory note delivered by the Company on May 4, 2001. Mr. Mulholland is seeking damages in the amount of $63,430 consisting of $53,759 for the unpaid balance under the promissory note, $3,709 in interest accrued to January 10, 2002 and $5,962 in legal fees and other costs. The Company intends to vigorously defend itself against this action, and believes that it has meritorious defenses to the claims.

The Company may be engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of any such matters will not have a material adverse effect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.

For a discussion of certain other legal proceedings to which the Company is a party, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


ITEM 5.  OTHER INFORMATION

Subsequent to the end of the quarter, the Company received $100,000 in funding from a private placement. Under the terms of the private placement, the Company offered units consisting of a 10% convertible promissory note, in the principal amount of $100,000, and a warrant to purchase 50,000 shares of common stock. The warrants granted have a term of five years and a strike price of $0.50 per share. The holders of units are granted a security interest in all of the Company's assets. This security is subordinate only to any bank financing secured by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

         10.1 Memorandum of Understanding, dated October 29, 2001, by and between Internet Cable Corporation and Timothy Karnes

         10.2 Addendum to Memorandum of Understanding, dated January 8, 2002, by and between Internet Cable Corporation and Timothy Karnes

         b)    Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation

/s/ Joseph M. Melanson                         Date signed: May 15, 2002
---------------------------------------
Joseph M. Melanson
Chairman and Chief Executive Officer


/s/ Jill Macdonald                             Date signed: May 15, 2002
---------------------------------------
Jill Macdonald, Corporate Controller
(Principal Financial Officer)