Form 10QSB
period 2002-06-30
INTERNET CABLE CORP
filed 2002-08-14
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________________


                        Commission file number 000-26011


                           INTERNET CABLE CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


                                     NEVADA
                           --------------------------
         (State or other jurisdiction of incorporation or organization)


                                   87-0540291
                           --------------------------
                      (I.R.S. Employer Identification No.)


           195 RIVIERA DRIVE, UNIT 2, MARKHAM, ONTARIO, CANADA L3R 5J6
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (313) 218-2276
                           --------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002, was 12,772,684 shares, all of one class (common stock), par value $0.001 per share.

Transitional Small Business Disclosure Format (check one);
Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                      INTERNET CABLE CORPORATION
                                       CONDENSED BALANCE SHEET

                                                ASSETS

                                                                                         June 30, 2002
                                                                                           (Unaudited)
                                                                                           -----------
Current assets
Cash                                                                                    $    230,048
Accounts receivable, net of allowance for doubtful accounts of $294,930                      970,495
Unbilled receivables                                                                         173,297
Prepaid expenses and other current assets                                                     67,815
                                                                                        ------------
Total current assets                                                                       1,441,655

Property and equipment - at cost, less accumulated depreciation of $952,723                  770,970
Goodwill, net of accumulated amortization of $1,728,494                                    2,592,740
                                                                                        ------------
Total assets                                                                            $  4,805,365
                                                                                        ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
Notes payable, stockholders                                                             $    103,759
Accounts payable and accrued expenses                                                      1,582,740
Accrued salaries and wages                                                                   691,851
Current portion of capital leases                                                             11,952
Promissory note payable                                                                      100,000
                                                                                        ------------
Total current liabilities and total liabilities                                            2,490,302

Stockholders' equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; no shares                         --
issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized; 12,772,684                      12,773
shares issued and outstanding
Additional paid-in capital                                                                19,385,582
Cumulative translation adjustments                                                            24,269
Accumulated deficit                                                                      (17,107,561)
                                                                                        ------------
Total stockholders' equity                                                                 2,315,063
                                                                                        ------------
Total liabilities and stockholders' equity                                              $  4,805,365
                                                                                        ============

The accompanying notes are an integral part of these condensed financial statements



                                            INTERNET CABLE CORPORATION
                                        CONDENSED STATEMENTS OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                                    (Unaudited)



                                                                                          2002           2001
                                                                                      ------------   ------------
Sales and services                                                                    $  2,002,941   $  1,926,827
Cost of sales
Direct costs                                                                             1,121,588        820,861
Indirect costs                                                                             361,420        609,940
Depreciation                                                                                40,029         27,588
                                                                                      ------------   ------------
Gross operating profit                                                                     479,904        468,438
Operating costs
Selling, general and administrative expenses                                               399,106        780,267
Discontinued lease expense                                                                    --          458,532
Depreciation                                                                                13,456         33,921
Gain on disposal of assets                                                                 (16,939)       (17,779)
Amortization of intangibles                                                                   --          216,063
                                                                                      ------------   ------------
Profit (loss) from operations                                                               84,281     (1,002,566)
Interest expense                                                                            11,656         57,927
                                                                                      ------------   ------------
Pretax income (loss)                                                                        72,625     (1,060,493)
Income tax (provision) benefit                                                             341,322         (1,381)
                                                                                      ------------   ------------
Net income (loss)                                                                          413,947     (1,061,874)
Other comprehensive income
Translation adjustment                                                                      22,454         11,516
                                                                                      ------------   ------------
Total comprehensive income (loss)                                                          436,401     (1,050,358)
                                                                                      ============   ============
Basic weighted average common shares outstanding                                        12,714,351     10,493,984
Basic income (loss) per share                                                         $       0.03   $      (0.10)
                                                                                      ============   ============

Diluted weighted average common shares outstanding                                      17,065,684     10,493,984
Diluted income (loss) per share                                                       $       0.02   $      (0.10)
                                                                                      ============   ============

The accompanying notes are an integral part of these condensed financial statements



                                            INTERNET CABLE CORPORATION
                                        CONDENSED STATEMENTS OF OPERATIONS
                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                    (Unaudited)

                                                                                          2002            2001
                                                                                      ------------    ------------

Sales and services                                                                    $  3,568,661   $  3,273,816
Cost of sales
Direct costs                                                                             1,908,110      1,575,030
Indirect costs                                                                             764,676      1,297,657
Depreciation                                                                                80,621         73,360
                                                                                      ------------    -----------
Gross operating profit                                                                     815,254        327,769
Operating costs
Selling, general and administrative expenses                                               829,063      1,764,076
Discontinued lease expense                                                                      --        458,532
Depreciation                                                                                26,914         48,439
Gain on disposal of assets                                                                 (45,204)       (17,779)
Amortization of intangibles                                                                     --        432,126
                                                                                      ------------    -----------
Income (loss) from operations                                                                4,481     (2,357,625)
Interest expense                                                                            12,414        112,689
                                                                                      ------------    -----------
Pretax loss                                                                                 (7,933)   (2,470,314)
Income tax (provision) benefit                                                             341,322        (1,381)
                                                                                      ------------    -----------
Net income (loss)                                                                         333,389     (2,471,695)
                                                                                      ------------    -----------
Other comprehensive income (loss)
Translation adjustment                                                                      20,558         (1,772)
                                                                                      ------------    -----------
Total comprehensive income (loss)                                                          353,947     (2,473,467)
                                                                                      ============    ===========

Weighted average common shares outstanding                                              12,714,351     10,493,984
Basic income (loss) per share                                                         $       0.03    $     (0.24)
                                                                                      ============    ============
Diluted weighted average common shares outstanding                                      17,065,684     10,493,984
Diluted income (loss) per share                                                       $       0.02    $     (0.24)
                                                                                      ============    ===========

The accompanying notes are an integral part of these condensed financial statements





                                                      INTERNET CABLE CORPORATION
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                              (Unaudited)

                                                                                              2002           2001
                                                                                       -----------    -----------

Net income (loss)                                                                      $   333,389    $(2,471,695)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation                                                                               107,535        121,800
Amortization of goodwill                                                                        --        432,126
Amortization of discount on notes payable                                                    6,110         75,546
Stock-based compensation and stock issued for services                                      90,000           --
Stock issued in settlement of claims                                                        37,722           --
Warrants issued for services                                                                27,775           --
Gain on disposal of fixed assets                                                           (45,204)       (17,779)
Changes in working capital:
Accounts receivable                                                                       (475,146)       540,949
Unbilled receivables                                                                        10,188        194,103
Inventory                                                                                   15,710         89,419
Other current assets                                                                        11,062          8,077
Accounts payable and accrued expenses                                                     (206,879)     1,262,285
Allowance for income taxes payable                                                        (341,322)          --
                                                                                       -----------    -----------
Cash flows from (used in) operating activities                                         $  (429,060)   $   234,831
                                                                                       -----------    -----------
Cash flows from investing activities
Disposal of property and equipment                                                          72,747         32,858
                                                                                       -----------    -----------

Net cash provided by investing activities                                                   72,747         32,858

Cash flows from financing activities
Promissory note payable                                                                    100,000         14,000
Net payments against line of credit                                                             --         (4,528)
Capital lease payments                                                                     (68,960)       (60,316)
                                                                                       -----------    -----------
Net cash provided by (used in) financing activities                                         31,040        (50,844)
                                                                                       -----------    -----------

Cumulative translation adjustment                                                           20,558         (1,772)
Net increase (decrease) in cash                                                           (304,715)       215,073
Cash, beginning of period                                                                  534,763        182,552
                                                                                       -----------    -----------
Cash, end of period                                                                    $   230,048    $   397,625
                                                                                       ===========    ===========

The accompanying notes are an integral part of these condensed financial statements


                                       5



NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION, REVENUE RECOGNITION, GOING CONCERN AND
LIQUIDITY

Basis of presentation

The consolidated financial statements of Internet Cable Corporation (the "Company") presented herein include the operations of its wholly owned subsidiaries Cable Systems Technical Services, Inc. (a corporation organized under the laws of Ontario, Canada), Cable Systems Technical Services, Inc. (a corporation organized under the laws of Delaware) and Cable Systems TSI, NA (a corporation organized under the laws of Delaware), collectively referred to as "TSI"; Internet Cable corporation NA (a corporation organized under the laws of Pennsylvania) and CAD Consultants, Inc. (a corporation organized under the laws of New Jersey) referred to as "CAD". The consolidated financial statements of Internet Cable Corporation have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial information in this report reflects, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim period.

Due to the inherent seasonal nature of the businesses, quarterly operating results may not be indicative of the actual operating results for the full year.

Revenue recognition

The Company recognizes revenue over the term of its contracts as services are being performed. Depending on the nature of the contract, income is recognized using either a unit of measure (based on feet or other units) or hours worked.

Going concern and liquidity

The Company has incurred significant losses from operations since inception. The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

o From inception until the second quarter of 2002 the Company has experienced recurring losses from operations. Although the Company did achieve an operating profit in the second quarter of 2002, it has an accumulated deficit of $17,107,561 and a working capital ratio of 0.58.
o The Company is subject to litigation, which could have a material impact on the financial position of the Company (see Note 5 - Commitments and Contingencies).
o The Company has experienced downward pressure on its revenue since 2001 primarily due to a continued reduction in capital expenditures by broadband clients. This has resulted in a work shortage for the Company.
o In June 2002 one of the Company's major contracts was terminated early, which will result in a reduction in revenue for the third and fourth quarters of 2002.


As at June 30, 2002 the consolidated group had negative working capital in the amount of $1,048,647. The group's parent company, Internet Cable Corporation, a separate legal entity, accounted for substantially all the working capital deficiency. The Company's inactive subsidiary, CAD, had a working capital deficiency of approximately $293,000. The parent company's working capital deficiency amount includes $691,851 accrued in the prior fiscal year on account of payroll currently subject to litigation (see Note 5 - Commitments and Contingencies). The CAD working capital deficiency includes unsecured trade payables. Although CAD's creditors have no recourse against other companies in the group, it is management's intention to settle the trade payables with shares of the parent company.

The Company's operating subsidiary, TSI, had positive working capital of approximately $733,000.

Failure of the Company to negotiate favorable settlements of litigation could have a material impact on the financial position of the Company. Accordingly, the Company is seeking additional funding in the near term. Management is actively pursuing new sources of financing which may include additional sales of the Company's securities to provide additional working capital, fund future potential acquisitions and satisfy any unfavorable judgments. However, despite the fact that historically the Company has successfully obtained sufficient financing to meet its obligations, no assurances can be provided as to the likelihood of its continued success. If management is unable to successfully defend the litigation and secure funding, it may be compelled to consider other alternatives, including the liquidation of the Company.

The Company has applied accounting principles based on the Company continuing as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements No. 141 Business Combinations (SFAS 141) and No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. The Company adopted SFAS 142 beginning January 1, 2002 and assessed all goodwill recognized at that date regardless of when those assets were initially recognized. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. No impairment was present upon adoption of SFAS 142. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base, or a material negative change in its relationships with significant customers.

The following reflects the impact of excluding goodwill amortization on prior year net loss and loss per common share:

                                                     Six months    Three months
                                                       ended          ended
June 30,                                           June 30, 2001   June 30, 2001
                                                    (Unaudited)     (Unaudited)

Reported net loss                                   $(2,471,695)   $(1,061,874)
Cease goodwill amortization                             432,126        216,063
                                                    ------------  --------------
Adjusted net loss                                   $(2,039,569)     $(845,811)
                                                    ============  ==============
Reported loss per common share - Basic and Diluted       $(0.24)        $(0.10)
Cease goodwill amortization                                0.04           0.02
                                                    ------------  --------------
Adjusted loss per common share - Basic and Diluted       $(0.20)        $(0.08)
                                                    ============  ==============


In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS 143 on January 1, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the SFAS issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 was effective for the Company's financial statements beginning January 1, 2002 and, generally, is to be applied prospectively. The adoption of this statement did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds several statements, including SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS 145 is effective in May 2002, except for the rescission of SFAS 4, which is effective in January 2003. The Company does not expect the adoption of SFAS 145 to have a significant impact on its financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, "Employer's Accounting for Postemployment Benefits," and asset impairments governed by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the effect that the adoption of SFAS 146, effective January 1, 2003, will have on its earnings or financial position.

NOTE 3 - PROMISSORY NOTE PAYABLE

During the quarter ended June 30, 2002 the Company received $100,000 in funding from a private placement. Under the terms of the private placement, the Company offered units consisting of a 10% convertible promissory note in the principal amount of $100,000 and a warrant to purchase 50,000 shares of common stock. The promissory note is due December 31, 2002 and is convertible to 200,000 common shares of the Company on or before December 31, 2002. The warrants granted have a term of five years and a strike price of $0.50 per share. The holders of units are granted a security interest in all of the Company's assets. This security is subordinate only to any bank financing secured by the Company. During the period the Company has accrued $2,082 in interest expense related to the note payable.

NOTE 4 - INCOME TAXES

During the period ended June 30, 2002 the Company reversed a provision relating to an unassessed income tax refund resulting from a loss carryback claimed with respect to a subsidiary company's fiscal 2000 year end. Management believes that the subsidiary will not be required to repay any amount on account of the refund received.

As at December 31, 2001 a valuation allowance was provided to offset the net deferred tax assets as management had determined that it is more likely than not that the deferred tax asset would not be realized. As at December 31, 2001 the Company had available net operating loss carryforwards of approximately $10.2 million, which can be applied to U.S. federal and state taxable income. These carryforwards expire during the years 2011 to 2021. The Company also had available net capital loss carryforwards of $250,000, which can be applied to net capital gains expiring in 2002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - COMMON STOCK

The Company has issued stock warrants and options to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered.

The Company measures compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options issued to employees. No compensation cost has been recorded for warrants and options issued to employees for the six months ended June 30, 2002 and 2001 as the exercise price equaled or exceeded the quoted market price at the date of grant.

The Company accounts for stock warrants and options issued to non-employees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of these warrants and options was calculated at the date of issuance using a Black-Scholes option valuation model assuming the following: an interest rate of 4.5%, volatility of 67%.

During the period ended June 30, 2002, the Company issued 358,700 common shares as follows: 20,000 shares were issued to new employees pursuant to offers of employment, with an assigned fair value of $4,980; 150,000 shares were issued for consulting services, with an assigned fair value of $59,850; 100,000 shares were issued upon the exercise of certain stock options for proceeds of $24,900; and 88,700 shares were issued in settlement of liabilities in the amount of approximately $37,722.

NOTE 7 - EARNINGS PER SHARE

The Company has reported earnings per share in accordance with SFAS 128, "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic earnings per share is computed by dividing the net profit or loss by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2002, certain executives, key employees and investors have been granted a total of 9,761,012 warrants and options, 5,572,262 of which are currently vested, to purchase shares of the Company's common stock. In addition, the Company has issued a $100,000 convertible promissory note. In accordance with SFAS 128, the common stock that would have been outstanding if the dilutive shares had been issued has been included in the weighted average common shares for purposes of calculating diluted earnings per share for the three and six month periods ended June 30, 2002. These warrants, options and convertible debt, convertible into 5,572,262 common shares, have been excluded from the calculation of diluted earnings per share for the comparative three and six month periods ended June 30, 2001, as the results would be anti-dilutive since the Company reported losses from operations in these periods.


NOTE 8 - CONCENTRATION OF RISK

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:


                                                 3 Months Ended                           6 Months Ended
                                                 June 30, 2002                             June 30, 2002
                                         -----------------------------              ----------------------------
WideOpenWest                             $857,815                42.8%              $1,827,677            51.2%
Rogers Cable Systems                      584,245                29.2%                 991,605            27.8%
AOL / Time Warner                         533,036                26.6%                 609,740            17.1%
Other                                      27,845                 1.4%                 139,639             3.9%
                                    -----------------    -------------------    ------------------     --------------
Total sales                            $2,002,941               100.0%               3,568,661           100.0%
                                    =================    ===================    ==================     ==============




                                                 3 Months Ended                           6 Months Ended
                                                 June 30, 2001                             June 30, 2001
                                         -----------------------------              ----------------------------
AOL/Time Warner                          $581,014                30.2%              $1,222,615            37.3%
Rogers Cable Systems                      538,336                27.9%                 939,042            28.7%
IBM                                       405,786                21.1%                 405,786            12.4%
Cogeco Cable                              141,515                 7.3%                 397,093            12.1%
Other                                     260,176                13.5%                 309,280             9.5%
                                    -----------------    -------------------    ------------------     --------------
Total sales                             1,926,827               100.0%               3,273,816           100.0%
                                    =================    ===================    ==================     ==============


NOTE 9 - RELATED PARTY TRANSACTIONS

In June 2000, the then acting Chairman of the Board and Chief Executive Officer Michael Mulholland loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter of 2000, the Company repaid $40,000 of the loan. No further payments have been made to date. During the second quarter of 2001, Mr. Mulholland loaned the Company an additional $14,000 upon the same terms. On May 4, 2001 the Company executed a promissory note with Mr. Mulholland in the amount of $53,759 the terms of which included 10% interest and due on demand or in 90 days from the date of the note, whichever time was later, along with interest on the unpaid principal. As of June 30, 2002 the principal and accrued interest on the loan were $53,759 and $6,213, respectively, ($50,077 and $3,476, respectively, as of June 30, 2001).

On October 29, 2001 Tim Karnes resigned as a Director of the Company and entered into a Memorandum of Understanding with the Company, the terms of which included the following. Mr. Karnes and the Company agreed that a total of $82,298 was owing to Mr. Karnes as of October 29, 2001, included in which was the principal amount of $50,000 owing under a loan made in 1999 bearing interest at 10% per annum and due and payable upon receipt of any bank loans, lines of credit, or other equity or debt financing, interest accrued to date in the amount of $12,873 and deferred salary in the amount of $21,918 net of an advance in the amount of $5,000. Upon execution of the agreement $7,000 was paid to Mr. Karnes, to be applied to the past due salary owing. As of March 31, 2002 Mr. Karnes was owed $14,918 in deferred salary. The Company has agreed to repay the balance owing to Mr. Karnes subject to raising equity financing. The Company further agreed to issue Mr. Karnes 100,000 shares of common stock and/or options to purchase said stock, as may be agreed by and between the Company and Mr. Karnes. In addition, the Company agreed to reduce the strike price of any and all options and/or warrants currently issued and outstanding to Mr. Karnes to fifteen ($0.15) cents. Pending further negotiations of the terms of settlement and ratification thereof at June 30, 2002 the shares had not yet been issued and the strike price of any and all options and/or warrants issued and outstanding to Mr. Karnes had not yet been reduced.

During the quarters ended June 30, 2002 and June 30, 2001, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at June 30, 2002 was $882,827 of which the Chief Executive Officer deferred $93,750. At June 30, 2001 deferred and accrued payroll was $932,923 of which the Chief Executive Officer deferred $50,000.


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

Sales

Sales for the second quarter and year to date 2002 were $2,002,941 and $3,568,661, respectively. This represents an increase of $76,114 or 3.9% from the second quarter of 2001 and an increase of $294,845 or 9.0% year to date from the results of 2001. The Company experienced a substantial reduction in its revenue in 2001 primarily as a result of the reduction in capital expenditures by its existing customers. In late 2001 the Company entered into a contract to provide ongoing monthly maintenance services for WideOpenWest ("WOW"), a multiple system operator ("MSO") operating in the Columbus, Cleveland, Detroit and Chicago markets. The revenues from this contract contributed to the increase in sales in the first half of 2002 over the first half of 2001. In June 2002 WOW terminated the contract with ICC and has since then provided maintenance services in house. The revenues from this contract accounted for approximately $300,000 per month from January to mid June.

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

Direct costs for the second quarter and year to date 2002 were $1,121,588 and $1,908,110, respectively. This represents an increase of $300,727 or 36.6% from the direct costs of $820,861 incurred in the second quarter of 2001 and an increase of $333,080 or 21.1% from the direct costs of $1,575,030 incurred in the year to date in 2001. This increase resulted from the Company's expanded use of subcontractors in project work. The Company incurred $206,180 (18% of direct costs) in subcontractor costs during the quarter ended June 30, 2002 and $215,933 (11.3% of direct costs) for the year to date. As a result the direct costs as a percentage of the Company's revenues has increased from 48% for the six months ended June 30, 2001 (43% for the 3 months ended June 30, 2001) to 53% in the same period ended June 30, 2002 (56% for the 3 months ended June 30, 2002).

Indirect costs

Indirect costs for the second quarter and year to date 2002 were $361,420 and $764,676, respectively. Indirect costs were reduced by $248,520 or 40.7% from the second quarter of 2001 and were reduced by $532,981 or 41.1% from the year to date in 2001. This category of expense includes the less variable type of project expenses such as project supervisors and long term lease vehicle costs. The Company reduced its indirect costs by reducing the number of unemployed assets and by reducing the number of salaried supervisors. The Company used more working supervisors whose wage expense was categorized as direct labour during the quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") decreased by 48.9% or $381,161 to $399,109 (19.9% of revenue) from $780,267 (40.5% of revenue) during the second quarter of 2002 compared to the second quarter of 2001. Year to date SG&A decreased by 53.0% or $935,013 to $829,063 (23.2% of revenue) from $1,764,076 (53.9% of revenue) in 2001. The reduction in SG&A expense is primarily attributable to a significant reduction in management and administrative salaries and benefits, and office rent. The Company's primary objective was to reduce SG&A expenditures to a level appropriate for its level of revenue and to the point where the Company could achieve profitability.

Depreciation and amortization

The consolidated fixed assets of the Company amount to $1,723,693 with a net book value of $770,970. The most significant component of the fixed assets is technical testing equipment used by technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $53,485 and $61,509 for the quarters ended June 30, 2002 and 2001, respectively. Total consolidated depreciation expense was $107,535 and $121,799 for the year to date in 2002 and 2001, respectively.

Amortization expense was $0 and $216,063 for the second quarter of 2002 and 2001, respectively. Amortization expense was $0 and $432,126 for the year to date 2002 and 2001, respectively. The Company adopted SFAS No.

142, "Goodwill and Other Intangible Assets," in the current year. Previously, the Company amortized goodwill over five years using the straight line method of amortization. If no amortization had been expensed in 2001, the loss would have been $845,811 and $2,039,569 for the second quarter and year to date, respectively.

Interest

The Company incurred net interest expense of $11,656 for the quarter ended June 30, 2002 and $12,414 for the year to date. In 2001 the Company incurred net interest expense of $57,927 for the quarter ended June 30, 2001 and $112,689 for the year to date. The interest charges for 2002 are largely related to the promissory note payable entered into in the second quarter as well as interest on capital leases and interest accruals on shareholder loans. The interest charges for 2001 are largely related to the interest on the Company's line of credit borrowings as well as the interest expense associated with capitalized leases at TSI.

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

In the second quarter of 2002 the Company received $100,000 in funding from a private placement. Under the terms of the private placement, the Company offered units consisting of a 10% convertible promissory note, in the principal amount of $100,000, and a warrant to purchase 50,000 shares of common stock. The warrants granted have a term of five years and a strike price of $0.50 per share. The holders of units are granted a security interest in all of the Company's assets. This security is subordinate only to any bank financing secured by the Company.

At June 30, 2002, the Company had cash of $230,048; and the Company's current liabilities of $2,490,302 exceeded its current assets of $1,441,655 by $1,048,647 providing a current ratio of 0.58 to 1.0.

The group's parent company, Internet Cable Corporation, a separate legal entity, accounted for substantially all of the working capital deficiency. The Company's inactive subsidiary, CAD, had a working capital deficiency of approximately $293,000. The parent company's working capital deficiency amount includes approximately $691,851 accrued in the prior fiscal year on account of payroll currently subject to litigation (see Note 5 - Commitments and contingencies). CAD's working capital deficiency includes unsecured trade payables. Although CAD's creditors have no recourse against other companies in the group it is management's intention to settle the trade payables with shares of the Company.

The Company's operating subsidiary, TSI, had positive working capital of approximately $733,000.

Failure of the Company to negotiate favorable settlement of litigation could have a material impact on the financial position of the Company. Accordingly, the Company is seeking additional funding in the near term. Management is actively pursuing new sources of financing which may include additional sales of the Company's securities to provide additional working capital, fund future potential acquisitions and satisfy any unfavorable judgments. However, despite the fact that historically the Company has successfully obtained sufficient financing to meet its obligations, no assurances can be provided as to the likelihood of its continued success. If management is unable to successfully defend the litigation and secure funding, it may be compelled to consider other alternatives, including the liquidation of the Company.

Operating activities used up cahs in the amount of $429,060 in the six months ended June 30, 2002 versus providing cash of $234,831 in 2001. During the six months ended June 30, 2002 the Company experienced an increase in accounts receivable and reduced its accounts payable. During the six months ended June 30, 2001 cash was provided through the collection of accounts receivable and deferrable of accounts payable.

Investing activities for the year to date ended June 30, 2002 provided net cash in the amount of $72,747 ($32,858 in 2001) due to the disposal of surplus fixed assets.

Cash provided by financing activities for the year to date ended June 30, 2002 amounted to $31,040 versus $50,844 used in financing activities in six months ended June 30, 2001. This was comprised of a promissory note payable in the amount of $100,000 and repayment of capital leases in the amount of $68,960.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2002, the Company issued 358,700 common shares as follows: 20,000 shares were issued to new employees pursuant to offers of employment, with an assigned fair value of $4,980; 150,000 shares were issued for consulting services, with an assigned fair value of $59,850; 100,000 shares were issued upon the exercise of certain stock options for proceeds of $24,900; and 88,700 shares were issued in settlement of liabilities in the amount of approximately $37,722. These issuances were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 5. OTHER INFORMATION

At a meeting of the Board of Directors (the "Board") of Internet Cable Corporation (the "Company") held on May 28, 2002, the Board, in accordance with the provisions of the Company's Bylaws, accepted the resignations of Blaine Burnie and Andrew Schecter, did not reappoint Robert Jones for a second term and appointed two new members to the Board, David Appell and Graham Nichols.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               99.1 Written Statement of the Chief Executive Officer Pursuant to
                    18 U.S.C. ss. 1350.

               99.2 Written Statement of the Chief Financial Officer Pursuant to
                    18 U.S.C. ss. 1350.

        (b)    Reports on Form 8-K

               DATE OF REPORT       ITEMS REPORTED      DESCRIPTION
               --------------       --------------      -----------

                July 5, 2002           Item 5           Current Report
                                                        - Change in Board
                                                        of Directors

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation


/s/ Joseph M. Melanson                             Date signed: August 14, 2002
--------------------------
Joseph M. Melanson
Chairman and Chief Executive Officer




/s/ Jill Macdonald                                 Date signed: August 14, 2002
--------------------------
Jill Macdonald,
(Chief Financial Officer)