Form 10QSB
period 2002-09-30
INTERNET CABLE CORP
filed 2002-11-19
CIK 1075202

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________________


                        Commission file number 000-26011


                           INTERNET CABLE CORPORATION
             (Exact name of registrant as specified in its charter)


                                     NEVADA
         (State or other jurisdiction of incorporation or organization)


                                   87-0540291
                      (I.R.S. Employer Identification No.)


               195 RIVIERA DRIVE, UNIT 2, MARKHAM, ONTARIO, CANADA
                L3R 5J6 (Address of principal executive offices)
                                   (Zip Code)


                                 (313) 218-2276
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No____


The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002, was 14,234,391 shares, all of one class (common stock), par value $0.001 per share.

Transitional Small Business Disclosure Format (check one);
Yes ____ No x

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           INTERNET CABLE CORPORATION
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                                                        September 30, 2002
                                                                                             (Unaudited)
                                                                                             ----------
Current assets
Cash                                                                                           $138,749
Accounts receivable, net of allowance for doubtful accounts of $196,036                         983,055
Unbilled receivables                                                                            156,087
Prepaid expenses and other current assets                                                       154,003
                                                                                             ----------
Total current assets                                                                          1,431,894
Property and equipment - at cost, less accumulated depreciation of $983,685                     788,386
Goodwill, net of accumulated amortization of $1,728,494                                       2,930,404
                                                                                             ----------
Total assets                                                                                 $5,150,684
                                                                                             ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
Notes payable, stockholders                                                                     $50,000
Accounts payable and accrued expenses                                                         1,550,656
Current portion of capital leases                                                                 4,117
Promissory note payable                                                                         100,000
Short term portion of long term liability                                                       318,240
Income taxes payable                                                                             14,176
                                                                                             ----------
Total current liabilities                                                                     2,037,189

Long term debt                                                                                  236,620
                                                                                             ----------
Total liabilities                                                                             2,273,809

Stockholders' equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; no shares                             -
issued or outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized; 14,234,391                         14,234
shares issued and outstanding
Additional paid-in capital                                                                   19,725,070
Cumulative translation adjustments                                                                 (661)
Accumulated deficit                                                                         (16,861,768)
                                                                                            -----------
Total stockholders' equity                                                                    2,876,875
                                                                                            -----------
Total liabilities and stockholders' equity                                                   $5,150,684
                                                                                            ===========

The accompanying notes are an integral part of these condensed financial statements


                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                             2002                      2001
                                                                        ---------------------------------------
Sales and services                                                        $1,066,798                $1,342,965
Cost of sales
Direct costs                                                                 631,384                   569,732
Indirect costs                                                               339,199                   400,232
Depreciation                                                                  31,737                    45,252
                                                                        ---------------------------------------
Gross operating profit                                                        64,478                   327,749

Operating costs
Selling, general and administrative expenses                                 437,448                   529,434
Discontinued lease expense (recovery)                                              -                  (410,132)
Depreciation                                                                  19,578                    14,136
Gain on disposal of assets                                                   (47,946)                   28,043
Amortization of goodwill                                                           -                   216,063
Recovery from accrual reversal upon settlement of lawsuit                   (329,604)                        -
Recoverable from insurance proceeds                                         (275,000)                        -
                                                                        ---------------------------------------
Income from operations                                                       260,002                     6,291

Interest expense                                                              14,210                    44,147
                                                                        ---------------------------------------
Pretax income (loss)                                                         245,792                  (37,856)
Income tax (provision) benefit                                                     -                         -
                                                                        ---------------------------------------
Net income (loss)                                                            245,792                   (37,856)
Other comprehensive income (loss)
Translation adjustment                                                       (24,930)                    5,015
                                                                        ---------------------------------------
Total comprehensive income (loss)                                           $220,862                  $(32,841)
                                                                        =======================================
Basic weighted average common shares outstanding                          13,056,037                10,543,984
Basic income (loss) per share                                                  $0.02                   $(0.003)
                                                                        =======================================
Diluted weighted average common shares outstanding                        18,577,391                10,543,984
Diluted income (loss) per share                                                $0.01                    $(0.04)
                                                                        =======================================


The accompanying notes are an integral part of these condensed financial statements


                           INTERNET CABLE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                             2002                      2001
                                                                        ---------------------------------------
Sales and services                                                        $4,635,459                $4,616,781
Cost of sales
Direct costs                                                               2,539,494                 2,144,762
Indirect costs                                                             1,103,875                 1,697,889
Depreciation                                                                 112,358                   137,905
                                                                        ---------------------------------------
Gross operating profit                                                       879,732                   636,225

Operating costs
Selling, general and administrative expenses                              1,266,511                  2,293,510
Discontinued lease expense                                                        -                     48,400
Depreciation                                                                 46,492                     43,283
Gain on disposal of assets                                                  (93,150)                   (45,822)
Amortization of goodwill                                                          -                    648,189
Recovery from accrual reversal upon settlement of lawsuit                  (329,604)                         -
Recoverable from insurance proceeds                                        (275,000)                         -
                                                                        ---------------------------------------
Income (loss) from operations                                                264,483                (2,351,335)

Interest expense                                                              26,624                   156,835
                                                                        ---------------------------------------
Pretax income (loss)                                                         237,859                (2,508,170)
Income tax (provision) benefit                                               341,322                    (1,381)
                                                                        ---------------------------------------

Net income (loss)                                                            579,181                (2,509,551)
                                                                        ---------------------------------------
Other comprehensive income (loss)
Translation adjustment                                                        (4,372)                   (6,787)
                                                                        ---------------------------------------
Total comprehensive income (loss)                                           $574,809               $(2,516,338)
                                                                        =======================================

Weighted average common shares outstanding                                12,941,518                10,543,984
Basic income (loss) per share                                                  $0.04                   $(0.24)
                                                                        =======================================
Diluted weighted average common shares outstanding                        18,577,391                10,543,984
Diluted income (loss) per share                                                $0.03                    $(0.24)
                                                                        =======================================


The accompanying notes are an integral part of these condensed financial statements


                           INTERNET CABLE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                             2002                      2001
                                                                        ---------------------------------------

Net income (loss)                                                           $579,181               $(2,509,551)
Adjustments to reconcile net loss to cash provide by (used
in) operating activities
Depreciation                                                                 158,850                   181,188
Amortization of goodwill                                                           -                   648,189
Amortization of discount on notes payable                                     13,430                         -
Stock-based compensation and stock issued for services                       118,491                    22,500
Stock issued in settlement of claims                                          37,722                         -
Warrants issued for services                                                  69,475                         -
Gain on disposal of assets                                                   (93,150)                  (35,242)
Changes in working capital:
Accounts receivable                                                         (487,706)                  889,278
Unbilled receivables                                                          27,398                   186,160
Inventory                                                                     13,190                    93,049
Other current assets                                                         (72,606)                  105,681
Accounts payable and accrued expenses                                       (375,960)                  766,503
Allowance for income taxes payable                                          (355,498)                        -
                                                                        ---------------------------------------

Cash flows provided by (used in) operating activities                       (367,183)                  347,755
                                                                        ---------------------------------------

Cash flows from investing activities
Purchase of property and equipment                                          (104,388)                         -
Disposal of property and equipment                                           151,938                     64,963
Business acquisitions                                                        (95,214)                         -
Proceeds on disposal of other assets                                              --                     18,105
                                                                        ---------------------------------------

Net cash (used in) provided by investing activities                          (47,664)                   83,068

Cash flows from financing activities
Promissory note payable                                                      100,000                    14,000
Net payments against line of credit                                                -                  (248,000)
Capital lease payments                                                       (76,795)                  (90,033)
                                                                        ---------------------------------------

Net cash provided by (used in) financing activities                           23,205                  (324,033)
                                                                        ---------------------------------------

Cumulative translation adjustment                                             (4,372)                   (6,794)
Net increase (decrease) in cash                                             (396,014)                   99,996

Cash, beginning of period                                                    534,763                   182,552
                                                                        ---------------------------------------

Cash, end of period                                                         $138,749                  $282,548
                                                                        =======================================


The accompanying notes are an integral part of these condensed financial statements



NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, REVENUE RECOGNITION, GOING CONCERN
AND LIQUIDITY

Basis of presentation

The accompanying consolidated financial statements of Internet Cable Corporation (the "Company") presented herein include the operations of its wholly owned subsidiaries Cable Systems Technical Services, Inc. (a corporation organized under the laws of Ontario, Canada), Cable Systems Technical Services, Inc. (a corporation organized under the laws of Delaware) and Cable Systems TSI, NA (a corporation organized under the laws of Delaware), collectively referred to as "TSI"; Internet Cable corporation NA (a corporation organized under the laws of Pennsylvania) and CAD Consultants, Inc. (a corporation organized under the laws of New Jersey) referred to as "CAD." The consolidated financial statements of Internet Cable Corporation have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Going concern and liquidity

The Company has incurred significant losses from operations since inception. The operating environment confronting the Company raises substantial doubt about the Company's ability to continue as a going concern. The principal conditions giving rise to this include the following:

     o From inception until the first quarter of 2002 the Company experienced recurring losses from operations. Although the Company has achieved profit in the second and third quarters of 2002 and year to date in 2002, it has an accumulated deficit of $16,861,762 and a working capital ratio of 0.70.

     o The Company has experienced downward pressure on its revenue since 2001 primarily due to a continued reduction in capital expenditures by broadband clients. This has resulted in a work shortage for the Company.

As at September 30, 2002 the consolidated group had negative working capital in the amount of $605,289. The Company's inactive subsidiary, CAD Consultants Inc. ("CAD") had a working capital deficiency of approximately $293,000. The CAD working capital deficiency includes unsecured trade payables. Although CAD's creditors have no recourse against other companies in the group, it is management's intention to settle the trade payables with shares of the Company.

The Company's operating subsidiary, Cable Systems Technical Services Inc. ("TSI"), had positive working capital of approximately $342,000. The remainder of the working capital deficit is attributable to the group's parent company, Internet Cable Corporation.

Although the Company expects to be able to internally generate working capital to meet its anticipated business requirements for the next 12 months, the Company is seeking additional funding in the near term. Management is actively pursuing new sources of financing which may include additional sales of the Company's securities to provide additional working capital, fund future potential acquisitions and satisfy any unfavorable judgments. However, despite the fact that historically the Company has successfully obtained sufficient financing to meet its obligations, no assurances can be provided as to the likelihood of its continued success. If management is unable to secure funding, it may be compelled to consider other alternatives, including the liquidation of the Company.

The Company has applied accounting principles based on the Company continuing as a going concern. The financial statements do not include any adjustment that might result if the Company cannot continue as a going concern.

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

SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. The Company adopted SFAS 142 beginning January 1, 2002 and assessed all goodwill recognized at that date regardless of when those assets were initially recognized. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. No impairment was present upon adoption of SFAS No. 142. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base, or a material negative change in its relationships with significant customers.

The following reflects the impact of excluding goodwill amortization on prior year net loss and loss per common share:


                                                                  Nine months       Three months
                                                                     ended              ended
                                                                 September 30,      September 30,
                                                                      2001              2001
                                                                  (Unaudited)        (Unaudited)
                                                                 ---------------    --------------
Reported net loss                                                $(2,509,551)           $(37,856)
Cease goodwill amortization                                          648,189             216,063
                                                                 ---------------------------------
Adjusted net income (loss)                                       $(1,861,362)           $178,207

Reported loss per common share - Basic and Diluted                    $(0.24)            $(0.004)
Cease goodwill amortization                                             0.07                0.01
                                                                 ---------------------------------
Adjusted loss per common share - Basic and Diluted                    $(0.17)             $(0.02)
                                                                 =================================


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

In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, "Employer's Accounting for Postemployment Benefits," and asset impairments governed by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the effect that the adoption of SFAS 146, effective January 1, 2003, will have on its earnings or financial position.

NOTE 3 - ACQUISITION

On September 11, 2002 the Company completed the acquisition of Clearview Communications Inc., a corporation organized under the laws of the Province of Ontario, Canada ("Clearview"), which resulted in Clearview becoming a wholly owned subsidiary of the Company. Subsequent to the acquisition, on September 18, 2002 Clearview and Cable Systems Technical Services Inc. were amalgamated to form a single operating company, Cable Systems Technical Services Inc. The Company purchased one hundred percent (100%) of the issued and outstanding common stock of Clearview in consideration of: (i) cash in the amount of one hundred and fifty thousand dollars Canadian ($150,000 CDN) and (ii) 750,000 shares of common stock of the Company.

Clearview provides major Canadian communications operators with project management services; headend data and fiber wiring and outside plant maintenance and rebuild services.

The acquisition was accounted for using the purchase method of accounting. The preliminary allocation of the purchase price resulted in goodwill in the amount of $337,664.

The unaudited results of operations for the acquired entity Clearview, for the period up to its amalgamation with TSI on September 18, are as follows:

                                                   July 1 to Sept 18,      Jan 1 to Sept 18,
                                                          2002                   2002

Net sales                                              $112,575               $476,930
Gross operating profit                                  (14,373)                22,769
Net income (loss)                                      $(23,712)              $(11,211)


The pro forma unaudited consolidated results of operations prepared in a manner as though Clearview had been acquired as of the beginning of Fiscal 2002 are as follows:

                                                   July 1 to Sept 18,      Jan 1 to Sept 18,
                                                          2002                   2002

Net sales                                             $1,173,390             $5,106,409
Gross operating profit                                    44,125                806,521
Net income (loss)                                        222,080                567,970
Income (loss) per share                                    $0.02                  $0.05


NOTE 4 - PROMISSORY NOTE PAYABLE

During the quarter ended June 30, 2002 the Company received $100,000 in funding from a private placement. Under the terms of the private placement, the Company offered units consisting of a 10% convertible promissory note in the principal amount of $100,000 and a warrant to purchase 50,000 shares of common stock. The promissory note is due December 31, 2002 and is convertible into 200,000 common shares of the Company on or before December 31, 2002. The warrants granted average a term of five years and a strike price of $0.50 per share. The holders of units are granted a security interest in all of the Company's assets, which security interest is subordinate only to bank financing secured by the Company's assets. During the year the Company has accrued $4,630 in interest expense related to the note payable.

The terms of the private placement required the issuance of 50,000 warrants which vested immediately. Each warrant has an exercise price of $0.50 per share and expires on April 14, 2007. The Black-Scholes model assigned a value of $20,750 to these warrants. This amount has been recorded as a deferred financing cost in other current assets and is being amortized ratably over the life of the promissory note. As such, $7,320 was amortized as interest expense in the quarter ended September 30, 2002. The remaining $7,320 will be amortized during the fourth quarter.


NOTE 5 - INCOME TAXES

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

Income taxes payable in the amount of $14,176 are payable on the net profits of Clearview prior to acquisition by the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2002, the Company entered into a settlement agreement with respect to the previously disclosed lawsuits with plaintiffs Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard
H. Steele and William J. Flounders, former members of the management of the Company. The Company agreed to pay: (1) $275,000 within 30 days of settlement;
(2) $60,000 plus interest to be paid in equal monthly installments over 18 months, beginning at the same time as payment of the $275,000; and (3) $200,000 plus interest at prime rate plus two percentage points to be paid in equal monthly installments over 24 months, beginning in the thirteenth month, with no interest accruing during the first 12 months. The Company's insurance carrier has indicated that it intends to provide $275,000 towards the settlement. Although the Company was, and remains ready, willing, and able to make its $275,000 payment obligation that was due on October 30, 2002, the Company has not made such payment in that the plaintiffs have not provided the Company with proper payment and allocation documentation and instructions. As a result of the settlement agreement the financial statements for the three and nine months ended September 30, 2002 include a reduction of the previously recorded provision for the estimated indebtedness in the amount of $604,604, representing the difference between the settlement amount and the estimated indebtedness after taking into consideration the amount to be covered by insurance of $275,000.

The Company has been served with a complaint from a former vendor filed on April 18, 2000 in the Court of Common Pleas, Richland County, South Carolina. The complaint demands approximately $18,000 in past due amounts for alleged services. The Company disputes any services were provided, is investigating the complaint and has filed an answer containing a counterclaim. The Company will vigorously pursue its counterclaim and its defense against this claim.

The Company may be engaged in other legal actions arising in the ordinary course of its business. The Company believes that the ultimate outcome of any such matters will not have material adverse effect on the Company's consolidated financial position but may have a material impact on results of operations in a given period.

NOTE 7 - COMMON STOCK

The Company has issued stock warrants and options to purchase the Company's common stock to officers, key employees, directors and outsiders as compensation and for services rendered.

The Company measures compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 in accounting for stock options issued to employees. No compensation cost has been recorded for warrants and options issued to employees for the nine months ended September 30, 2002 and 2001 as the exercise price equaled or exceeded the quoted market price at the date of grant.

The Company accounts for stock warrants and options issued to non-employees under the fair value method, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of these warrants and options was calculated at the date of issuance using a Black-Scholes option valuation model assuming an interest rate of 4.5% and volatility of 40%. These warrants and options issued to non-employees have an expected life equal to their contractual life.

During the nine months ended September 30, 2002, the Company issued 1,820,407 common shares of which 1,456,707 common shares were issued during the quarter ended September 30, 2002. The shares were issued as follows: 20,000 shares with an assigned value of $5,000 were issued to new employees pursuant to offers of employment, 150,000 shares with an assigned value of $60,000 were issued for consulting services, 100,000 shares with an assigned value of $25,000 were issued upon the exercise of certain stock options. 50,000 shares with an assigned value of $20,000 were issued in the quarter ended September 30, 2002 to terminated employees as part of a severance package. The preceding issuances were recorded in the statement of operations, as compensation expense, in the amount of $110,000. 93,700 shares with an assigned value of $37,722 were issued in settlement of trade accounts payable. 750,000 shares with an assigned value of $300,000 were issued in the quarter ended September 30, 2002 in consideration for the acquisition of Clearview and 656,707 shares were issued in the quarter ended September 30, 2002 upon the exercise of certain warrants on a cashless basis.

In addition the Company recorded stock-based compensation expense in the amount of $69,425, comprised of $44,225 related to the issuance of warrants and $25,250 related to the re-pricing of warrants.

NOTE 8 - EARNINGS PER SHARE

The Company has reported earnings per share in accordance with SFAS 128, "Earnings per Share." SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic earnings per share is computed by dividing the net profit or loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2002, certain executives, key employees and investors have been granted a total of 11,143,015 warrants and options, 9,128,765 of which are currently vested, to purchase shares of the Company's common stock. In addition, the Company has issued a $100,000 convertible promissory note (see Note 4 - Promissory Note Payable). In accordance with SFAS 128, the common stock that would have been outstanding if the dilutive shares had been issued has been included in the weighted average common shares for purposes of calculating diluted earnings per share for the three and nine month periods ended September 30, 2002.

The following table shows how earnings per share were computed for the three and nine months ended September 30, 2002 and 2001.


                                                        Three months ended                  Nine months ended
                                                           September 30                        September 30
                                                 ------------------------------------ ---------------------------------

                                                      2002               2001              2002             2001
                                                 ------------------ ----------------- ----------------- ---------------
Basic earnings per share

     Net income (loss)                                    245,792       (2,509,551)           579,181        (37,856)

     Weighted average shares                           13,506,037       10,510,651         12,941,518     10,510,651

     Basic earnings per share                               $0.02          $(0.003)             $0.04         $(0.24)

Diluted earnings per share

     Net income (loss)                                    245,792       (2,509,551)           579,181        (37,856)

Interest on promissory note                                 9,868                -             18,060              -

     Net income (loss)                                   $255,660      $(2,509,551)          $597,241       $(37,856)

     Weighted average shares                           13,506,037       10,543,984         12,941,518     10,543,984

     Plus incremental  shares based on options          5,071,354                -          5,635,873              -
     and   warrants   currently   vested   and
     convertible promissory note

     Adjusted weighted average shares                  18,577,391       10,543,984         18,577,391     10,543,984

     Diluted earnings per share                             $0.01           $(0.03)             $0.03         $(0.24)



As at September 30, 2001, 5,572,262 common shares related to warrants and options were not included in the computation of diluted earnings per share for the comparative three and nine month periods ended September 30, 2001, as the results would be anti-dilutive since the Company reported losses from operations in these periods.

NOTE 9 - CONCENTRATION OF RISK

The Company provides broadband infrastructure engineering services to the major cable plant operators. As such, and due to the continuing acquisitions and consolidation in the cable plant industry, the Company has a high concentration of sales to a select group of customers as follows:

                                                 3 Months Ended                           9 Months Ended
                                               September 30, 2002                       September 30, 2002
                                              --------------------                     --------------------
WideOpenWest                              $90,000                 8.4%              $1,889,480            40.8%
Rogers Cable Systems                      726,929                68.2%               1,724,508            37.2%
AOL / Time Warner                         204,052                19.1%                 857,568            18.5%
Other                                      45,817                 4.3%                 163,903             3.5%
                                       -------------------------------------------------------------------------
Total sales                            $1,066,798               100.0%              $4,635,459           100.0%
                                       =========================================================================


                                                 3 Months Ended                           9 Months Ended
                                               September 30, 2001                       September 30, 2001
                                              --------------------                     --------------------

Rogers Cable Systems                     $594,316                44.3%              $1,533,358            33.2%
AOL/Time Warner                           232,193                17.3%               1,454,809            31.5%
AT&T                                      243,178                18.1%                 243,178             5.3%
IBM                                             -                   -                  405,786             8.8%
Cogeco Cable                              149,827                11.1%                 546,920            11.8%
Other                                     123,451                 9.2%                 432,730             9.4%
                                       -------------------------------------------------------------------------
Total sales                            $1,342,965               100.0%              $4,616,781           100.0%
                                       =========================================================================


Substantially all accounts receivable of September 30, 2002 and 2001 are from these customers.


NOTE 10 - RELATED PARTY TRANSACTIONS

In June 2000, the then acting Chairman of the Board and Chief Executive Officer Michael Mulholland loaned $67,842 to the Company. The terms of the loan include 9% interest and a repayment requirement upon the receipt of any bank loans, lines of credit or other equity or debt financing. Subsequently, in July 2000, Mr. Mulholland loaned the Company an additional $54,485 upon the same terms and exercised certain stock options, acquiring 10,000 shares of common stock at a strike price of $4.625 per share. The cost of the stock option exercise was applied against the previous loans, resulting in a net loan to the Company of $76,077 as of July 31, 2000. During the third quarter of 2000, the Company repaid $40,000 of the loan. No further payments have been made to date. During the second quarter of 2001, Mr. Mulholland loaned the Company an additional $14,000 upon the same terms. On May 4, 2001 the Company executed a promissory note with Mr. Mulholland in the amount of $53,759 the terms of which included 10% interest and due on demand or in 90 days from the date of the note, whichever time was later, along with interest on the unpaid principal. As previously disclosed, Mr. Mulholland brought a claim against the Company relating to the payment of this note. As of September 30, 2002 settlement terms were reached. The Company agreed to pay $60,000 plus interest to be paid in equal monthly installments over 18 months.

On October 29, 2001 Tim Karnes resigned as a Director of the Company and entered into a Memorandum of Understanding with the Company. Mr. Karnes and the Company agreed that a total of $82,298 was owing to Mr. Karnes as of October 29, 2001, included in which was the principal amount of $50,000 owing under a loan made in 1999 bearing interest at 10% per annum and due and payable upon receipt of any bank loans, lines of credit, or other equity or debt financing, interest accrued to date in the amount of $12,873 and deferred salary in the amount of $21,918 net of an advance in the amount of $5,000. Upon execution of the agreement $7,000 was paid to Mr. Karnes, to be applied to the past due salary owing. As of September 31, 2002, Mr. Karnes was owed $14,918 in deferred salary. The Company has agreed to repay the balance owing to Mr. Karnes subject to raising equity financing. No further payments have been made to date. The Company further agreed to issue Mr. Karnes 100,000 shares of common stock and/or options to purchase said stock, as may be agreed by and between the Company and Mr. Karnes. On September 1, 2002 Mr. Karnes was issued 100,000 five-year warrants with a strike price of $0.25. In addition, the Company agreed to reduce the strike price of any and all options and/or warrants currently issued and outstanding to Mr. Karnes to $0.15. On September 1, 2002 the strike price of Mr. Karnes 250,000 warrants was reduced to $0.15.

During the quarters ended September 30, 2002 and September 30, 2001, certain executives and other employees voluntarily deferred receipt of payment for their earned salaries and auto allowances. The total deferred and accrued payroll at September 30, 2002 was $337,865 of which the Chief Executive Officer deferred $93,750. At September 30, 2001 deferred and accrued payroll was $932,923 of which the Chief Executive Officer deferred $50,000.


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

GENERAL

The Company's primary business focus is to provide broadband engineering services to the North American broadband market. Major cable operators engage the Company's services to upgrade/expand, maintain and provision/control the technical network infrastructure (cable plant facilities and networks) underlying their delivery of new, robust broadband services: digital and interactive cable TV, pay-per-view, alarm monitoring, high speed Internet access, cable-phone (telephony), and smart home devices.

SALES

Sales for the third quarter and year to date 2002 were $1,066,798 and $4,635,459, respectively. This represents a decrease of $276,167 or 20.6% from the third quarter of 2001 and an increase of $18,678 or 0.4% year to date from the results of 2001. The Company experienced a substantial reduction in its revenue in 2001 primarily as a result of the reduction in capital expenditures by its existing customers. In late 2001 the Company entered into a contract to provide ongoing monthly maintenance services for WideOpenWest ("WOW"), a multiple system operator ("MSO") operating in the Columbus, OH, Cleveland, OH, Detroit, MI and Chicago, IL markets. The revenues from this contract contributed to the increase in sales in the first half of 2002 over the first half of 2001. In June 2002 WOW terminated the contract with the Company in order to provide maintenance services using in house staff. The revenues from this contract accounted for approximately $300,000 per month from January 2002 to mid June 2002.

During the last two years, the telecommunications industry suffered a severe downturn. The downturn adversely affected capital expenditures for infrastructure projects in general, including with respect to users that had not been experiencing financial difficulties. Capital expenditures by telecommunications clients in 2002 are expected to remain at low levels in comparison with prior years. Although we have refocused our business on providing services generating recurring revenue from our customers operating budgets and decreasing our services that require capital spending, there can be no assurance that our clients will continue to outsource these operating functions or fund capital expenditures for infrastructure projects at current levels, or that we will be able to increase our market share. Further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

COST OF SALES

Costs of sales are broken down into three major categories: direct, indirect and depreciation costs. Direct costs, made up largely of labor and labor related costs, represent those costs that are directly related to the production of income and, within certain limitations, should be directly variable in their relationship to sales. Indirect costs are generally made up of those semi-variable production related overhead costs such as production supervision wages and benefits, field office administration, field office rents and supplies, and production vehicle leases and operating costs. The depreciation charge included in the cost of sales is the portion of the total annual depreciation charge that relates to those fixed assets, which are deployed on projects.

Direct costs for the third quarter and year to date 2002 were $631,384 and $2,539,494, respectively. This represents an increase of $61,652 or 10.8% from the direct costs of $569,732 incurred in the third quarter of 2001 and an increase of $394,732 or 18% from the direct costs of $2,144,762 incurred in the year to date in 2001. The increase in direct costs as a percentage of revenue was a result of the Company's increased use of subcontractors in capital project work. The proportionately higher direct costs associated with providing services related to cable operations rather than capital projects also resulted in higher direct costs in the quarter. The Company incurred $108,074 (17.1% of direct costs) in subcontractor costs during the quarter ended September 30, 2002 and $324,007 (12.8% of direct costs) for the year to date. As a result the direct costs as a percentage of the Company's revenues has increased from 46.4% for the nine months ended September 30, 2001 (42.4% for the 3 months ended September 30, 2001) to 54.8% in the same period ended September 30, 2002 (59.2% for the 3 months ended September 30, 2002).

INDIRECT COSTS

Indirect costs for the third quarter and year to date 2002 were $339,199 and $1,103,875, respectively. Indirect costs were reduced by $61,033 or 15.2% from the third quarter of 2001 and were reduced by $594,014 or 35.0% from the year to date in 2001. This category of expense includes the less variable type of project expenses such as project supervisors and long term lease vehicle costs. The Company reduced its indirect costs by reducing the number of unemployed assets and by reducing the number of salaried supervisors. The Company used more working supervisors whose wage expense was categorized as direct labor during the quarter, fewer supervisors were required for the direct labor costs relating to subcontractors, and fewer supervisors are required for non-capital project direct labor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased by 17.4% or $91,986 to $437,448 (41.0% of revenue) from $529,434 (39.4% of revenue) during the third quarter of 2002 compared to the third quarter of 2001. Year to date, the Company decreased SG&A expense by 44.8% or $1,026,999 to $1,266,511 (27.3% of revenue) from $2,293,510 (49.7% of revenue) in 2001. The reduction in SG&A expense year over year is primarily attributable to a significant reduction in executive management and administrative salaries and benefits, and office rent. In the quarter, the Company has continued to reduce its expenditures as a result of its second quarter reduction in its management. The Company's primary objective has been to reduce SG&A expenditures to a level appropriate for the Company's level of revenue and to concentrate on areas in which the Company could achieve profitability.

DEPRECIATION AND AMORTIZATION

The consolidated fixed assets of the Company amount to $1,772,071 with a net book value of $788,386. The most significant component of the fixed assets is the technical testing equipment used by technicians in the field. Current year capital expenditures are generally being depreciated over five years using the straight-line, half-year convention method. Total consolidated depreciation expense was $51,315 and $59,388 for the quarters ended September 30, 2002 and 2001, respectively. Total consolidated depreciation expense was $158,850 and $181,188 for the year to date in 2002 and 2001, respectively.

Amortization expense was $0 and $216,063 for the third quarter of 2002 and 2001, respectively. Amortization expense was $0 and $648,189 for the year to date 2002 and 2001, respectively. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the current year. Previously, the Company amortized goodwill over five years using the straight line method of amortization. If no amortization had been expensed in 2001, the Company's net income would have been $178,207 for the third quarter and net loss would have been $1,861,362 for the year to date.

INTEREST

The Company incurred net interest expense of $14,210 for the quarter ended September 30, 2002 and $26,624 for the year to date. In 2001 the Company incurred net interest expense of $44,147 for the quarter ended September 30, 2001 and $156,835 for the year to date. The interest charges for 2002 are largely related to the promissory note payable entered into in the second quarter as well as interest on capital leases and interest accruals on shareholder loans. The interest charges for 2001 are largely related to the interest on the Company's line of credit borrowings as well as the interest expense associated with capitalized leases for technical testing equipment.

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

At September 30, 2002, the Company had cash of $138,749, and the Company's current liabilities of $2,037,189 exceeded its current assets of $1,431,894 by $605,295 providing a current ratio of 0.70 to 1.0.

The Company's inactive subsidiary, CAD, had a working capital deficiency of approximately $293,000. CAD's working capital deficiency includes unsecured trade payables. Although CAD's creditors have no recourse against other companies in the group, it is management's intention to settle the trade payables by issuing shares of common stock of the Company.

The Company's operating subsidiary, TSI, had positive working capital of approximately $341,936 at the end of the quarter ended September 30, 2002.

The Company is seeking additional funding in the near term to provide positive working capital. Management is actively pursuing new sources of financing which may include additional sales of the Company's securities to provide additional working capital, fund future potential acquisitions and satisfy any unfavorable judgments. However, despite the fact that historically the Company has successfully obtained sufficient financing to meet its obligations, no assurances can be provided as to the likelihood of its continued success. If management is unable to successfully secure funding, it may be compelled to consider other alternatives, including the liquidation of the Company.

Cash used for operating in the nine months ended September 30, 2002 equals $367,183, which includes the reduction in current liabilities in the amount of $375,960 due to the settlement of the litigation as discussed in Note 6 - Commitments and Contingencies and Note 10 - Related Party Transactions. In accordance with the terms of the settlement agreement, $236,620 of the remaining liabilities has been reclassified as long term as this amount is not due within the next twelve months. An additional amount of $318,240 is due within the next twelve months, of which $275,000 the Company expects to be paid by its insurance carrier. During the nine months ended September 30, 2002, the Company experienced an increase in accounts receivable in the amount of $487,706, $275,000 of which the Company expects to be paid to the Company by its insurance carrier, as stated above, and approximately $129,000 relates to accounts receivable held back by customers pending audit of completed capital projects. During the nine months ended September 30, 2001 cash was provided through the collection of accounts receivables and deferral of accounts payable.

Investing activities for the nine months ended September 30, 2002 required net cash in the amount of $47,664 due to the acquisition of Clearview net of the disposal of certain assets. Investing activities for the period ended September 30, 2001 provided net cash in the amount of $83,068 due to the disposal of surplus fixed assets.

Cash provided by financing activities for the year to date ended September 30, 2002 amounted to $23,205 versus $324,033 used in financing activities in the nine months ended September 30, 2001. This was comprised of the promissory note proceeds of $100,000 and repayment of capital leases in the amount of $76,795. During 2001, cash of $248,000 was used in the repayment of the Company's line of credit.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended September 30, 2002, the Company entered into a settlement agreement with plaintiffs Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard H. Steele and William J. Flounders. The Company agreed to pay: (1) $275,000 within 30 days of settlement; (2) $60,000 plus interest to be paid in equal monthly installments over 18 months, beginning at the same time as payment of the $275,000 and (3) $200,000 plus interest at prime rate plus 2 percentage points to be paid in equal monthly installments over 24 months, beginning in the thirteenth month, with no interest accruing during the first twelve months. The Company expects its insurance carrier to provide $275,000 towards the settlement.

As previously reported, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania on or about November 9, 2001. The plaintiffs, Michael F. Mulholland, William F. Walsh, Robert F. Bronner, Richard H. Steele and William J. Flounders, are each former management members of the Company who resigned in May 2001 pursuant to the terms of a memorandum of understanding entered into at that time by such individuals. The terms of that agreement were previously disclosed in the Company's Current Report filed on Form 8-K as filed on May 31, 2001. The plaintiffs alleged, among other things, that because the Company failed to timely pay approximately $660,000 in amounts claimed under the memorandum of understanding for back wages, they were owed in excess of $1,600,000, representing collective past and future amounts claimed to be owing under their employment contracts, plus statutory penalties equal to 25% of their unpaid wages, interest, attorneys fees and other amounts. The lawsuit also named Messrs. Joseph Melanson, the Company's CEO, and Hovey Aiken III as defendants. In addition to compensatory damages, the plaintiffs sought punitive damages against such individuals for, among other things, their alleged misrepresentations and false promises of prompt payment of wages claimed to be due and owing to the plaintiffs. This litigation was settled pursuant to the settlement agreement described above.

The Company was also served with a complaint from Mr. Mulholland filed on January 10, 2002, in the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Company is in default of its payment obligations under a promissory note delivered by the Company on May 4, 2001. Mr. Mulholland is seeking damages in the amount of $63,430 consisting of $53,759 for the unpaid balance under the promissory note, $3,709 in interest accrued to January 10, 2002 and $5,962 in legal fees and other costs. This litigation was also settled pursuant to the settlement agreement described above.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2002, the Company issued 1,456,707 common shares as follows: 50,000 shares were issued to an employee as part of a severance package, with an assigned fair value of $20,000; 750,000 shares were issued in consideration for the acquisition of Clearview, with an assigned fair value of $300,000; and 656,707 shares were issued upon the exercise of certain warrants on a cashless basis. In addition, during the second quarter 2002, connection with a private placement, the Company issued five year warrants for the purchase of 50,000 shares of common stock at an exercise price of $.50 per share and a convertible promissory note in the principal amount of $100,000, which can be converted into 200,000 shares of common stock. These issuances were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.3 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  99.4 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         (b)     Reports on Form 8-K

                 DATE OF REPORT         ITEMS REPORTED     DESCRIPTION

                 September 17, 2002     Item 2             Current Report -
                                                           Acquisition of Assets

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Internet Cable Corporation


/s/ Joseph M. Melanson                          Date signed: November 19, 2002
------------------------------------
Joseph M. Melanson
Chairman and Chief Executive Officer




/s/ Jill Macdonald                              Date signed: November 19, 2002
------------------------------------
Jill Macdonald,
(Chief Financial Officer)